Form 10-Q
period 2015-06-30
Blue Buffalo Pet Products, Inc.
filed 2015-08-14
CIK 1609989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

Commission file number:
001 - 37510
BLUE BUFFALO PET PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	46-0552933
(state or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11 River Road
Wilton, Connecticut 06897
(Address of principal executive offices, including zip code)
(203) 762-9751
(Registrant's telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes (X) No ( )
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ( ) Accelerated Filer ( ) Non-Accelerated Filer (X) Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( X ) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at August 14, 2015
Common stock, par value $0.01 per share	196,113,534

Blue Buffalo Pet Products, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(dollars in thousands, except for per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$179,692	$95,788
Receivables, net	66,707	78,620
Inventories	91,369	88,620
Prepaid expenses and other current assets	2,712	3,351
Deferred income taxes	4,139	5,696
Total current assets	344,619	272,075

Restricted cash	473	473
Property, plant, and equipment, net	113,655	113,863
Deferred debt issuance costs, net	257	317
Other assets	492	444
Total assets	$459,496	$387,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	48,069	33,163
Other current liabilities	34,470	27,013
Total current liabilities	86,499	64,136

Long-term debt	385,117	387,097
Deferred income taxes	14,828	17,128
Other long-term liabilities	6,721	6,108
Total liabilities	493,165	474,469

Commitments and contingencies
Stockholders' deficit:
Common stock, voting; $0.01 par value; 207,060,000 shares authorized; 195,749,034 and 195,743,154 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,957	1,957
Additional paid-in capital	58,627	57,683
Accumulated deficit	(94,253)	(146,937)
Total stockholders' deficit	(33,669)	(87,297)
Total liabilities and stockholders' deficit	$459,496	$387,172

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(dollars in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$253,998	$218,654	$502,772	$444,901
Cost of sales	154,203	133,661	303,443	263,573
Gross profit	99,795	84,993	199,329	181,328
Selling, general, and administrative expenses	59,660	46,100	107,059	88,822
Operating income	40,135	38,893	92,270	92,506
Interest expense, net	3,692	3,260	7,375	6,456
Income before income taxes	36,443	35,633	84,895	86,050
Provision for income taxes	13,805	13,722	32,211	32,986
Net income	$22,638	$21,911	$52,684	$53,064

Basic net income per common share	$0.12	$0.11	$0.27	$0.27
Diluted net income per common share	$0.11	$0.11	$0.27	$0.27
Basic weighted average shares	195,747,954	195,733,692	195,746,817	195,727,329
Diluted weighted average shares	197,709,082	197,827,833	197,747,647	197,790,520

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit
(dollars in thousands, except for per share data)

	Common shares outstanding	Common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Total
Balance at December 31, 2014	195,743,154	$1,957	$57,683	$(146,937)	$(87,297)
Exercise of stock options	5,880	—	43	—	43
Stock-based compensation expense	—	—	901	—	901
Net income	—	—	—	52,684	52,684
Balance at June 30, 2015	195,749,034	$1,957	$58,627	$(94,253)	$(33,669)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$52,684	$53,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,913	1,215
Amortization of debt issuance costs	61	61
Stock-based compensation	901	886
Deferred compensation	19	61
Loss on disposal of assets	62	62
Deferred income taxes	(742)	483
Effect of changes in operating assets and liabilities:
Receivables	11,913	(12,504)
Inventories	(2,749)	(6,450)
Prepaid expenses and other current assets	589	(7,663)
Accounts payable	14,907	10,485
Other liabilities	8,050	(2,160)
Net cash provided by operating activities	89,608	37,540

Cash flows from investing activities:
Capital expenditures	(3,767)	(19,704)
Net cash used in investing activities	(3,767)	(19,704)

Cash flows from financing activities:
Principal payments on long-term debt	(1,980)	(1,980)
Proceeds from exercise of stock options	43	38
Net cash used in financing activities	(1,937)	(1,942)

Net increase in cash and cash equivalents	83,904	15,894
Cash and cash equivalents at beginning of period	95,788	42,874
Cash and cash equivalents at end of period	$179,692	$58,768

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company

Blue Buffalo Pet Products, Inc. (“BBPP”) and together with its subsidiaries (the “Company,” “we,” “us,” “its,” and “our”) conducts its business exclusively through its wholly-owned operating subsidiary, Blue Buffalo Company, Ltd. (“Blue”) (formerly The Blue Buffalo Company, LLC) and its subsidiaries. Blue was formed in August 2002 and is the parent company of five wholly-owned subsidiaries, Blue Buffalo Pet Products Canada, Ltd., Blue Buffalo Japan Kabushiki Kaisa, Great Plains Leasing, LLC, Heartland Pet Food Manufacturing, Inc. (“Heartland”), and Sierra Pet Products, LLC. Blue and its subsidiaries develop, produce, market, and sell pet food under the BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, and BLUE Freedom lines. Our products are produced domestically at our Heartland facility and through contract manufacturers for distribution to retailers in specialty channels throughout the United States of America and Canada.

In July 2012, Blue formed Heartland for the purpose of commencing internal manufacturing operations to eventually supplement its contract manufacturers. Manufacturing operations commenced at our Heartland facility in Joplin, Missouri in September 2014.

On July 27, 2015, BBPP completed the initial public offering ("IPO") of shares of its common stock. Existing stockholders of BBPP sold 38,906,286 shares of common stock in the IPO at an initial offering price of $20.00 per share, including 5,074,732 shares of common stock pursuant to the full exercise of the underwriters' option to purchase additional shares. In addition, BBPP issued up to 35,934 shares of common stock to approximately 1,700 non-management employees at no cost to them. BBPP did not receive any proceeds from the sale of shares of its common stock in the IPO by the selling stockholders or from the issuance of shares to non-management employees. The shares offered and sold in the IPO were registered under the Securities Act pursuant to BBPP's Registration Statement on Form S-1, which was declared effective by the SEC on July 21, 2015. The common stock is listed on The Nasdaq Stock Market under the symbol "BUFF."

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BBPP and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair statement of the results for interim periods. Results of operations for interim periods may not be representative of results to be expected for a full year. Certain prior year amounts have been reclassified to conform to the current period presentation.

On July 7, 2015, the Company effected a 4.2-for-1 stock split of all outstanding shares of the Company’s common stock. All share, option, and per share information presented in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the stock split.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and related notes for the year ended December 31, 2014, included in BBPP's prospectus, dated July 21, 2015, filed with the Securities and Exchange Commission pursuant to
Rule 424(b) of the Securities Act of 1933, on July 23, 2015.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3 – Receivables

Receivables consisted of the following:

(dollars in thousands)	June 30, 2015	December 31, 2014
Trade receivables, net	$57,928	$54,647
Other receivables	8,779	23,973
Total	$66,707	$78,620

Other receivables consist primarily of reimbursable amounts due from co-manufacturers for packaging of $2.4 million and $4.4 million and income tax receivables of $6.2 million and $18.2 million at June 30, 2015 and December 31, 2014, respectively.

Note 4 – Inventories

Inventories consisted of the following:

(dollars in thousands)	June 30, 2015	December 31, 2014
Finished goods	$83,865	$83,904
Work in process	326	90
Raw materials	3,037	3,136
Packaging and supplies	4,141	1,490
Total	$91,369	$88,620

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

(dollars in thousands)	June 30, 2015	December 31, 2014
Buildings	$59,314	$58,846
Machinery and equipment	46,633	44,702
Computer software	9,747	8,056
Computer equipment	3,460	3,589
Furniture and fixtures	1,457	1,429
Leasehold improvements	1,159	1,051
Land improvements	486	784
Land	346	346
Buildings improvements	86	86
Construction in progress	1,489	2,169
	124,177	121,058
Accumulated depreciation and amortization	(10,522)	(7,195)
Total	$113,655	$113,863

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Depreciation and amortization expense was approximately $2.0 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $3.9 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.

Note 6 – Long-term Debt

Long-term debt consisted of the following:

(dollars in thousands)	June 30, 2015	December 31, 2014
Term loan	$389,077	$391,057
Less current maturities	(3,960)	(3,960)
Total long-term debt	$385,117	$387,097

At June 30, 2015, we had $389.1 million of term loan borrowings (fair value of $394.9 million) at an effective interest rate of 3.84% and no outstanding borrowings under the revolving credit facility. At December 31, 2014, we had $391.0 million of term loan borrowings (fair value of $386.2 million) at an effective interest rate of 4.03% and no outstanding borrowings under the revolving credit facility. Principal payments on the term loan borrowings are due and payable in quarterly installments of approximately $1.0 million with the then expected remaining balance of $373.2 million due on August 8, 2019.

During each of the three-month periods ended June 30, 2015 and June 30, 2014, the Company recorded amortization expense for deferred debt issuance costs of approximately $30,000. During each of the six-month periods ended June 30, 2015 and June 30, 2014, the Company recorded amortization expense for deferred debt issuance costs of approximately $61,000.

The Company's term loan and revolving credit facility (the "Amended Facility") contains and defines financial covenants, including a secured leverage ratio (defined as, with certain adjustments, the ratio of (i) the Company’s indebtedness less unrestricted cash and cash equivalents up to $40 million to (ii) consolidated net income before interest, taxes, depreciation, and amortization) not to exceed (a) June 30, 2015 and September 30, 2015, 4.00:1.00, and (b) if such periods ends on or after December 31, 2015, 3.75:1.00. The Amended Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. For the year ended December 31, 2014, the Company was not required to make an excess cash flow payment. As of June 30, 2015, the Company believes it was in compliance with its financial debt covenants.

Note 7 – Fair Value Measurements

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, deferred compensation, and debt, none of which are measured at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate their fair value due to the short-term nature of these financial instruments. The Company’s long-term financial liabilities consist of the long-term debt. Long-term debt is recorded on the unaudited condensed consolidated balance sheets at issuance price and adjusted for any applicable unamortized discounts or premiums.

The Company accounts for its fair value measurements in accordance with accounting guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Level 1-  Quoted prices in active markets for identical assets or liabilities
Level 2-  Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3-  Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

At June 30, 2015 and December 31, 2014, we had approximately $160.2 million and $90.1 million, respectively, of cash invested in money market deposit accounts which were included in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets (Level 1).

The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred. There were no transfers in or out of Level 1, 2, or 3 during the six months ended June 30, 2015 and the year ended December 31, 2014.

Assets that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets. For these assets, we do not periodically adjust carrying value to fair value, except in the event of impairment. When we determine that an impairment has occurred, the carrying value is reduced to fair value and the difference is recorded as an impairment loss in our consolidated statements of income.

As of June 30, 2015, the carrying value of the Company’s outstanding borrowings under the Amended Facility was approximately $389.1 million as compared to a fair value of $394.9 million (Level 2). As of December 31, 2014, the carrying value of the Company’s outstanding borrowings under the Amended Facility was approximately $391.0 million as compared to a fair value of $386.2 million (Level 2). The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities, and credit risk.

Note 8 – Stock-Based Compensation

Under the Company’s 2012 Blue Buffalo Pet Products, Inc. Stock Purchase and Option Plan (the “Plan”), the Board of Directors is authorized to award incentive stock options (ISOs and non-qualified), stock appreciation rights (SARs), restricted stock, performance units, performance-based stock awards, dividend equivalent rights, and other stock-based grants. Participation in the Plan is limited to key employees, officers, and directors.

On March 4, 2013, the Plan was amended to increase the maximum number of shares of stock available under the Plan by 210,000 shares to 14,242,061 shares (the “Amended Plan”). As of June 30, 2015, there were 5,230,642 shares of common stock reserved under the Amended Plan. As of June 30, 2015, the maximum number of shares available for grant under the Amended Plan was 108,129.

Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options, which are subject to pro-rata vesting, is expensed on a straight-line basis over the vesting period of the stock options.

Prior to the Company's initial public offering, the Company used a third party valuation specialist to assist it in the estimation of the fair value of its common stock. The Company believed these valuations to be appropriate; however, the valuation of the equity of any private company involves various estimates and assumptions that may differ from actual values. Effective with our initial public offering, the Company bases its common stock value on actual transactions or other transactions that are representative of stock value. The expected volatility assumption is based on the combination of the industry index for pet food wholesalers and the volatility of the Company’s largest customer. The risk-free interest rate for the expected term of the option is based on the U.S.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Treasury implied yield at the date of grant. The weighted-average expected term is determined with reference to historical exercise and post-vesting cancellation experience, and the vesting period and contractual term of the awards.

The following table summarizes stock-based award activity during the year and also presents stock options outstanding and exercisable as of June 30, 2015 (dollars in millions, except for per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2014	4,671,639	$5.88
Granted	—	$—
Exercised	(5,880)	$7.36
Forfeited	—	$—
Expired	(5,457)	$6.12
Outstanding, June 30, 2015	4,660,302	$5.88
Exercisable, June 30, 2015	1,827,403	$5.76

During the three and six months ended June 30, 2015, there were no grants of ISO and non-qualified stock options. Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during each of the three months ended June 30, 2015 and 2014 was approximately $0.5 million. Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during each of the six months ended June 30, 2015 and 2014 was approximately $0.9 million.

There were no non-qualified options exercised in the three and six months ended June 30, 2015 and 2014. The benefits of tax deductions in excess of the grant date fair value resulting from the exercise of non-qualified options was not material to three and six months ended June 30, 2015 and 2014.

Unrecognized stock-based compensation related to outstanding unvested stock options is expected to be recognized in the Company’s statements of income as follows (by fiscal year):

(dollars in thousands)
2015 (period from July 1, through December 31, 2015)	$844
2016	1,749
2017	1,688
2018	234
2019	32
Total	$4,547

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 – Earnings Per Share

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except for per share data)	2015	2014	2015	2014

Net income	$22,638	$21,911	$52,684	$53,064

Basic weighted average number of shares outstanding	195,747,954	195,733,692	195,746,817	195,727,329
Dilutive effect of stock options	1,961,128	2,094,141	2,000,830	2,063,191
Diluted weighted average number of shares outstanding	197,709,082	197,827,833	197,747,647	197,790,520

Basic net income per common share	$0.12	$0.11	$0.27	$0.27
Diluted net income per common share	$0.11	$0.11	$0.27	$0.27

Anti-dilutive shares excluded from diluted earnings per share computation	67,938	—	—	—

Note 10 – Related Parties

Invus Partners LLC holds $20.1 million of the Company's outstanding debt under the Amended Facility. Several of the members of the Company's Board of Directors ("BOD") are members of Invus Partners LLC, as well as managing directors and officers of the general partner of our majority stockholder.

In addition, Kunkemueller Enterprises LP, which is owned in part by the wife of one of the members of our BOD, holds $1.5 million of our debt under the Amended Facility.

Note 11 – Legal Proceedings

On May 6, 2014, Nestlé Purina Petcare Company ("Nestlé Purina")filed a lawsuit against us in the United States District Court for the Eastern District of Missouri. Alleging that we have engaged in false advertising, commercial disparagement and unjust enrichment (the "Nestlé Purina litigation"). Nestlé Purina asserts that, contrary to our advertising and labeling claims, certain BLUE products contain chicken or poultry by-product meals, artificial preservatives and/or corn and that certain products in the BLUE grain-free line contain grains. Nestlé Purina also alleges that we have made false claims that our products (including LifeSource Bits) provide superior nutrition and health benefits compared to our competitors’ products. In addition, Nestlé Purina contends that we have been unjustly enriched as consumers have paid a premium for BLUE products in reliance on these alleged false and misleading statements, at the expense of our competitors. Nestlé Purina seeks an injunction prohibiting us from making these alleged false and misleading statements, as well as treble damages, restitution and disgorgement of our profits, among other things. In addition, Nestlé Purina has issued press releases and made other public announcements, including advertising and promotional communications through emails and internet and social media websites that make claims similar to those contained in their lawsuit. Nestlé Purina seeks a declaratory judgment that these statements are true and do not constitute defamation. In addition, a number of related consumer class action lawsuits have been filed making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In the course of pretrial discovery in the consolidated Nestlé Purina lawsuit, documents and information were revealed that indicate that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appears that this mislabeling was deliberate. This conduct was undertaken by the supplier without our knowledge, and we have since ceased purchasing ingredients from this supplier. This supplier was one of our primary sources of chicken meal and turkey meal. As a result of the supplier’s conduct, our advertising claims of “no chicken or poultry by-product meals” were inaccurate as to products containing the mislabeled ingredients. Therefore, we may be exposed to false advertising liability to Nestlé Purina and others to the extent a claimant can prove they were injured by our actions. Such liability may be material. We have brought third-party indemnity and damages claims, with respect to the Nestlé Purina lawsuit, against the supplier that mislabeled the ingredients, as well as the broker for such mislabeled ingredients, and also have insurance coverage for some of the Nestlé Purina lawsuit claims. We also have brought damages and indemnity claims against such supplier and broker with respect to the class action lawsuits.
On October 15, 2014, we initiated a separate lawsuit against Nestlé Purina in state court in Connecticut. Nestlé Purina subsequently removed the case to the United States District Court for the District of Connecticut, and the Connecticut District Court then granted Nestlé Purina’s motion to transfer this matter to the same court where Nestlé Purina’s lawsuit against us is pending. Our complaint in this matter alleges that Nestlé Purina has intentionally engaged in false advertising, unfair trade practices and unjust enrichment in the promotion and advertisement of numerous of its products. In particular, our complaint alleges that Nestlé Purina is deceptively advertising that certain high-quality, wholesome ingredients are present in certain of Nestlé Purina’s most popular pet food products in greater amounts, or are more prevalent in the products in relation to other ingredients, than is actually the case. In addition, our complaint alleges that Nestlé Purina is deceptively advertising certain of its products as healthy and nutritious when in fact Nestlé Purina knew that these products were unsafe and were responsible for illness and even death in many of the dogs that consumed them. And our complaint alleges that Nestlé Purina falsely claims its “Just Right” brand of dog food is personalized to match each dog’s unique nutritional needs when it consists of only a limited set of basic ingredient formulas, each of which is substantially similar to the others. Our complaint seeks an injunction prohibiting Nestlé Purina from continuing these false and misleading advertisements, as well as damages and disgorgement of profits, among other things. The matter is in the very early stages of discovery and pleadings. On July 31, 2015 Nestlé Purina filed an amended answer in this case that also asserted counterclaims against us. Nestlé Purina asserted that our complaint does not state viable claims, but that if a ruling is entered against it then “in the alternative” it asserts counterclaims that relate to the advertising of a variety of our products, which Nestlé Purina contends are misleading or deceptive as to the amounts of certain ingredients in those products. We have not yet responded to or answered Nestlé Purina’s counterclaims and believe them to be without merit.
We believe Nestlé Purina’s claims and the related class action lawsuits are without merit and intend to vigorously defend ourselves. Although we have determined that a loss contingency with respect to the Nestlé Purina litigation and related class action lawsuits is reasonably possible, such litigation and lawsuits are still in their early stages and the final outcome is uncertain. In particular, we have determined that the reasonably possible loss or range of loss resulting from Nestlé Purina proceedings and each of the related class action claims cannot be reasonably estimated due to the following reasons: (1) the early stages of the proceedings, (2) the lack of specific damages sought by the plaintiffs, (3) the uncertainty as to plaintiffs’ support for their damages claim, (4) the uncertainty as to factual issues, (5) the uncertainty of number of plaintiffs in the related class action claims and (6) our claims against third party defendants and counterclaims against Nestlé Purina.
In the normal course of business, we are subject to proceedings, lawsuits and other claims and assessments, which typically include consumer complaints and post-termination employment claims. We have assessed such contingent liabilities and believes the potential of these liabilities is not expected to have a material, if any, effect on our financial position, our results of operations or our cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future events and our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business, and are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have used the words "anticipate," "assume," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "future," "will," "seek," "foreseeable" and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q. Such statements are based on current expectations only and are subject to known and unknown risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. We believe that these factors include but are not limited to those described under the "Risk Factors" section of our prospectus (our "prospectus") dated July 21, 2015 filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on July 23, 2015. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2014 and related notes included in our prospectus.

We use the terms "we, " "us" and the "Company" in this Quarterly Report on Form 10-Q to refer to Blue
Buffalo Pet Products, Inc. and its subsidiaries. We use the "Wholesome Natural" in this Quarterly Report on Form 10-Q to refer to the pet food market consisting of brands that achieve their nutritional targets using only natural ingredients (as defined by the Association of American Feed Control Officials), which may include added vitamins, minerals and other trace nutrients. All Wholesome Natural dry foods have whole meats and/or meat meals, with the type of animal protein clearly identified, as their principal ingredients. Wholesome Natural products (dry foods, wet foods and treats) do not include chicken or poultry by-product meals, which we believe pet parents do not desire. Wholesome Natural products also do not rely on grain proteins, such as corn gluten meal, wheat gluten and soybean meal, as principal sources of protein, as grain proteins have a narrower array of amino acids compared to animal proteins. In addition, these products also do not use corn, wheat, soy or fractionated grains, such as brewer’s rice, as sources of starch. For more information regarding our definitions of market segments, see the description set forth under the "Industry and Market Data" section of our prospectus.

Our Business

We are the fastest growing major pet food company in the United States, selling dog and cat food made with whole meats, fruits and vegetables, and other high-quality, natural ingredients. BLUE is a billion dollar brand based on sales at retail and is the #1 brand in the Wholesome Natural market. We develop, produce, market, and sell pet food under four major product lines: BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, and BLUE Freedom lines.

Our products are produced domestically through a hybrid network of owned and contracted manufacturing facilities and distributed from owned and contracted distribution centers to retailers in the specialty channels throughout the United States of America and Canada.

Results of Operations

The following tables present our selected statement of income data in dollars and expressed as a percentage of net sales for the periods presented:

	Three Months Ended June 30,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2015	2014	2015	2014
Net sales	$253,998	$218,654	100.0%	100.0%
Cost of sales	154,203	133,661	60.7%	61.1%
Gross profit	99,795	84,993	39.3%	38.9%
Selling, general, and administrative expenses	59,660	46,100	23.5%	21.1%
Operating income	40,135	38,893	15.8%	17.8%
Interest expense, net	3,692	3,260	1.5%	1.5%
Income before income taxes	36,443	35,633	14.3%	16.3%
Provision for income taxes	13,805	13,722	5.4%	6.3%
Net income	$22,638	$21,911	8.9%	10.0%

Basic net income per common share	$0.12	$0.11
Diluted net income per common share	$0.11	$0.11

	Six Months Ended June 30,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2015	2014	2015	2014
Net sales	$502,772	$444,901	100.0%	100.0%
Cost of sales	303,443	263,573	60.4%	59.2%
Gross profit	199,329	181,328	39.6%	40.8%
Selling, general, and administrative expenses	107,059	88,822	21.3%	20.0%
Operating income	92,270	92,506	18.4%	20.8%
Interest expense, net	7,375	6,456	1.5%	1.5%
Income before income taxes	84,895	86,050	16.9%	19.3%
Provision for income taxes	32,211	32,986	6.4%	7.4%
Net income	$52,684	$53,064	10.5%	11.9%

Basic net income per common share	$0.27	$0.27
Diluted net income per common share	$0.27	$0.27

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

Net Sales
Net sales increased $35.3 million, or 16.2%, to $254.0 million for the three months ended June 30, 2015, compared to $218.7 million for the three months ended June 30, 2014. Volume growth accounted for 15 percentage points of the increase in net sales and favorable net pricing contributed 1 percentage point.

Net sales of Dry Foods increased $29.5 million, or 16.8%, to $205.6 million for the three months ended June 30, 2015, compared to $176.1 million for the three months ended June 30, 2014. Volume growth accounted for 17 percentage points of the increase in net sales of Dry Foods and favorable net pricing contributed 1 percentage point, partially offset by a 1 percentage point impact from unfavorable product mix. The strong performance of our BLUE Life Protection Formula and BLUE Wilderness lines drove the growth in net sales of Dry Foods. The increase in net pricing was primarily driven by costs related to new product introductions during the three months ended June 30, 2014 as compared to minimal product placement fees during the three months ended June 30, 2015.

Net sales of Wet Foods, Treats and Other Products increased $5.8 million, or 13.6%, to $48.4 million for the three months ended June 30, 2015, compared to $42.6 million for the three months ended June 30, 2014. Volume growth accounted for 8 percentage points of the increase in net sales of Wet Foods, Treats and Other Products and favorable product mix contributed 6 percentage points. The introduction of new products under the BLUE Wilderness and BLUE Life Protection Formula lines drove the growth in net sales of Wet Foods, Treats and Other Products.

Gross Profit
Gross profit increased $14.8 million, or 17.4%, to $99.8 million for the three months ended June 30, 2015, compared to $85.0 million for the three months ended June 30, 2014, driven primarily by increased volume. Gross margin increased to 39.3% for the three months ended June 30, 2015, from 38.9% for the three months ended June 30, 2014 driven primarily by lower costs associated with new product introductions for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $59.7 million for the three months ended June 30, 2015, up $13.6 million, or 29.4%, from $46.1 million for the three months ended June 30, 2014. The increase reflects:

•	$5.4 million of incremental advertising and marketing expenses consistent with our strategy to continue to invest in our brand; and

•	$3.9 million of incremental expense related to litigation expenses ($2.8 million) and initial public offering expenses ($1.1 million).

Interest Expense, Net
Interest expense, net increased $0.4 million, or 13.3%, to $3.7 million for the three months ended June 30, 2015, compared to $3.3 million for the three months ended June 30, 2014. The increase was driven by capitalized interest of $0.8 million which reduced interest expense recorded during the three months ended June 30, 2014. Excluding capitalized interest, our effective interest rate quarter-over-quarter was 3.86% over the three months ended June 30, 2015 as compared to 4.11% for the three months ended June 30, 2014.

Provision for Income Taxes
Provision for income taxes increased $0.1 million, or 0.6%, to $13.8 million for the three months ended June 30, 2015, compared to $13.7 million for the three months ended June 30, 2014. Our effective tax rate was 37.9% for the three months ended June 30, 2015 as compared to 38.5% for the three months ended June 30, 2014. The decrease in our effective rate primarily reflected the benefit of domestic manufacturing deductions for the three months ended June 30, 2015.

Net Income
As a result of the factors above, net income increased $0.7 million, or 3.3%, to $22.6 million for the three months ended June 30, 2015, compared to $21.9 million for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

Net Sales
Net sales increased $57.9 million, or 13.0%, to $502.8 million for the six months ended June 30, 2015, compared to $444.9 million for the six months ended June 30, 2014. Volume growth accounted for 12 percentage points of the increase in net sales and favorable product mix contributed 1 percentage point. In preparation for the systems cutover from our previous ERP system to SAP, we stopped shipping to customers in December 2013 for a partial week. These sales were recovered in the first quarter of 2014 when we resumed shipping to customers. As a result, approximately $13.1 million of sales were shifted from the fourth quarter of 2013 to the first quarter of 2014. Excluding this shift in shipments, our net sales growth for the six months ended June 30, 2015 would have been 3.4 percentage points higher, or 16.4%.

Net sales of Dry Foods increased $46.5 million, or 12.8%, to $409.8 million for the six months ended June 30, 2015, compared to $363.3 million for the six months ended June 30, 2014 driven primarily by volume growth. The strong performance of our BLUE Life Protection Formula and BLUE Wilderness lines drove the growth in net sales of Dry Foods.

Net sales of Wet Foods, Treats and Other Products increased $11.4 million, or 14.0%, to $93.0 million for the six months ended June 30, 2015, compared to $81.6 million for the six months ended June 30, 2014. Volume growth accounted for 8 percentage points of the increase in net sales of Wet Foods, Treats and Other Products and favorable product mix contributed 6 percentage points. The introduction of new products under the BLUE Wilderness and BLUE Life Protection Formula lines drove the growth in net sales of Wet Foods, Treats and Other Products.

Gross Profit
Gross profit increased $18.0 million, or 9.9%, to $199.3 million for the six months ended June 30, 2015, compared to $181.3 million for the six months ended June 30, 2014, driven primarily by increased volume. Gross margin decreased to 39.6% for the six months ended June 30, 2015, from 40.8% for the six months ended June 30, 2014 and was primarily impacted by Heartland ramp-up costs.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $107.1 million for the six months ended June 30, 2015, up $18.2 million, or 20.5%, from $88.8 million for the six months ended June 30, 2014. The increase reflects:

•	$5.3 million of incremental expense related to litigation expenses ($4.3 million) and initial public offering expenses ($1.0 million); and

•	$4.6 million of incremental advertising and marketing expenses consistent with our strategy to continue to invest in our brand.

Interest Expense, Net
Interest expense, net increased $0.9 million, or 14.2%, to $7.4 million for the six months ended June 30, 2015, compared to $6.5 million for the six months ended June 30, 2014. The increase was driven by capitalized interest of $1.6 million which reduced interest expense recorded during the six months ended June 30, 2014. Excluding capitalized interest, our effective interest rate quarter-over-quarter was 3.84% over the six months ended June 30, 2015 as compared to 4.09% for the six months ended June 30, 2014.

Provision for Income Taxes
Provision for income taxes decreased $0.8 million, or 2.3%, to $32.2 million for the six months ended June 30, 2015, compared to $33.0 million for the six months ended June 30, 2014. Our effective tax rate was 37.9% for the six months ended June 30, 2015 as compared to 38.3% for the six months ended June 30, 2014. The decrease in our effective rate primarily reflected the benefit of domestic manufacturing deductions for the six months ended June 30, 2015.

Net Income
As a result of the factors above, net income decreased $0.4 million, or 0.7%, to $52.7 million for the six months ended June 30, 2015, compared to $53.1 million for the six months ended June 30, 2014

Financial Condition, Liquidity, and Capital Resources

Overview
Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $40.0 million revolving credit facility to provide us with an additional source of liquidity but have not had to draw on our revolving credit facility. As of June 30, 2015, our cash and cash equivalents were $179.7 million compared to cash and cash equivalents as of December 31, 2014 of $95.8 million. On August 8, 2012, we entered into a $350.0 million term loan facility and obtained an additional $50.0 million of term loans on December 6, 2012 through an incremental term loan facility. The aggregate gross proceeds of $400.0 million were used to pay dividends to our stockholders. As of June 30, 2015, we had outstanding indebtedness of $389.1 million under the term loan facilities. Pursuant to the terms of the term loan facilities, we are required to make quarterly payments of $1.0 million, with the remaining balance of $373.2 million due on August 8, 2019, the maturity date of the term loan facilities.

Our primary working capital requirements are for the purchase of products and related costs, the payment of payroll, rent and distribution costs, advertising and marketing expenditures and the costs related to the development and commercialization of new products. Fluctuations in working capital are primarily driven by the timing of new product launches. As of June 30, 2015, we had working capital of $258.1 million, compared to $207.9 million as of December 31, 2014.

We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs for the foreseeable future. If necessary, we can borrow funds under our revolving credit facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. Our ability to meet our operating, investing and financing needs depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described under the "Risk Factors" section of our prospectus. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide attractive products to our customers and consumers, increase prices to offset higher commodity costs, manage production and our supply chain and improve our productivity. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. We may need to refinance all or a portion of the principal amounts outstanding under our term loan facilities on or before August 8, 2019. We expect to continually assess our performance, the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures.

Cash Flows
Cash provided by Operating Activities
Net cash provided by operating activities was $89.6 million for the six months ended June 30, 2015, compared to $37.5 million for the six months ended June 30, 2014. The increase in operating cash flow primarily reflects favorable changes in working capital primarily driven by a decrease in accounts receivable.

Cash used in Investing Activities
Net cash used in investing activities was $3.8 million for the six months ended June 30, 2015, compared to $19.7 million for the six months ended June 30, 2014. The decrease in net cash used in investing activities is a result of lower capital expenditures associated with the construction of our Heartland manufacturing facility during the six months ended June 30, 2014 as compared to the same period in 2015.

Cash used in Financing Activities
Net cash used in financing activities was $1.9 million for each of the six months ended June 30, 2015 and 2014, consisting primarily of principal payments on our term loan facilities.

Description of Indebtedness
As of June 30, 2015, our senior secured credit facilities consisted of $389.1 million of outstanding term loans maturing on August 8, 2019 and an undrawn $40.0 million revolving credit facility (which includes borrowing capacity available for letters of credit and for short-term borrowings) maturing on August 8, 2017. Blue Buffalo Company, Ltd., a wholly-owned subsidiary of the Company, is the borrower under our senior secured credit facilities. As of June 30, 2015, the interest rate on the term loan facilities was 3.75%.

All obligations under our senior secured credit facilities are unconditionally guaranteed by Blue Pet Products, Inc., a wholly-owned subsidiary of the Company and the direct parent of the borrower, and, subject to certain exceptions, each of our material current and future U.S. wholly-owned restricted subsidiaries. All obligations under our senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of the following assets of the borrower and each guarantor, subject to certain exceptions:

•	a pledge of 100% of the capital stock of the borrower and 100% of the equity interests directly held by the borrower and each guarantor in any wholly-owned material subsidiary of the borrower or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of such non-U.S. subsidiary), subject to certain exceptions; and

•	a security interest in, and mortgages on, substantially all tangible and intangible assets of the borrower and each guarantor, subject to certain exceptions.

Our senior secured credit facilities contain a number of covenants that, among other things, restrict the ability of the borrower and its restricted subsidiaries to (subject to certain exceptions): incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase our capital stock; make investments, loans or advances; repay subordinated indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing its subordinated indebtedness; and change its lines of business. The credit agreement covenants also restrict the ability of Blue Pet Products, Inc. to engage in certain mergers or consolidations. The credit agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the credit agreement includes maintenance covenants that require compliance with certain secured leverage ratios. The availability of certain baskets and the ability to enter into certain transactions (including the ability of the borrower to pay dividends to the parent guarantor) may also be subject to compliance with such secured leverage ratios. The Company believes it was in compliance with its financial debt covenants in the credit agreement as of June 30, 2015.

Pricing Options
Borrowings under the term loan facilities bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than 1.00%. The applicable margin for borrowings under the term loan facilities is 2.75% with respect to LIBOR borrowings and 1.75% with respect to base-rate borrowings. As of June 30, 2015, the interest rate applicable to borrowings under the term loan facilities was 3.75%.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the revolving credit facility is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base-rate borrowings. As of June 30, 2015, the interest rate on the revolving credit facility was 4.25%.

Interest Expense
Interest on borrowings under our senior secured credit facilities is payable (1) on the last day of any interest period with respect to LIBOR borrowing with an applicable interest period of three months or less, (2) every three months with respect to LIBOR borrowings with an interest period of greater than three months or (3) on the last business day of each March, June, September and December with respect to base rate borrowings. In addition, we are required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The initial commitment fee rate is 0.50% per annum and varies based upon a leverage-based pricing grid. We are also required to pay customary letter of credit fees.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) , which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that first fiscal year, and early adoption is not permitted. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application.
In July 2015, the FASB voted to defer the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The guidance is effective for the first quarter of 2018, with early adoption in fiscal 2017 permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated results of operations, financial condition and cash flows.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which amends the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts in the financial statements. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied retrospectively. The Company expects to adopt ASU No. 2015-03 beginning on January 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.

Off-Balance Sheet Arrangements
During 2013, Heartland Pet Foods Manufacturing Inc., our wholly owned subsidiary ("Heartland") and Jasper County, Missouri ("Jasper") entered into an agreement pursuant to which Jasper agreed to issue up to an aggregate principal amount of $55 million of industrial revenue bonds to be purchased by Heartland. Jasper plans to use the proceeds from the industrial revenue bonds to purchase manufacturing equipment from Heartland, which will then be leased back to Heartland. As Heartland will become the owner of the equipment at the end of the lease term, the lease meets the requirements of a capital lease and the equipment is recorded as property, plant, and equipment on our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreements with the proceeds due from the industrial revenue bonds. As of both June 30, 2015 and December 31, 2014, Jasper had issued, and Heartland had purchased, $55.0 million of industrial revenue bonds and Jasper had purchased from, and leased back to, Heartland certain manufacturing equipment for a corresponding amount.

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical including revenue recognition, stock-based compensation, income taxes, and inventories may be found in our audited consolidated financial statements and related notes for the year ended December 31, 2014 included in our prospectus. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates and commodity price fluctuations. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our senior secured credit facilities is variable rate debt. Interest rate changes generally do not affect the market value of our senior secured credit facilities but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of June 30, 2015, we had variable rate debt of approximately $389.1 million under our senior secured credit facilities. An increase of 1% would have increased our interest expense for the three and six months ended June 30, 2015 by approximately $1.0 million and $2.0 million, respectively.

Commodity Price Risk

We use raw materials that are subject to price volatility caused by supply conditions, weather, political and economic variables and other unpredictable factors. We purchase some of our raw materials in the open market. We manage our raw material exposures by entering into contracts for our dry food ingredients and through ongoing productivity initiatives. In 2015, under our Commodity Price Risk Management Policy we expect to contract approximately 90% of our ingredients for our forward twelve-month needs, as well as enter into fixed price and/or fixed quantity contracts for a pre-determined amount of our ingredients to reduce short term price volatility in certain commodities. Although we do not currently engage in hedging activities we expect to adopt certain hedging strategies in the future consistent with our Commodity Price Risk Management Policy. If commodity price changes result in unexpected increases in raw materials, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, net sales and operating results.

ITEM 4. CONTROLS AND PROCEDURES

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to, and are presently involved in, litigation and other proceedings. Other than the litigation and related class action lawsuits described below, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.

On May 6, 2014, Nestlé Purina Petcare Company ("Nestlé Purina") filed a lawsuit against us in the United States District Court for the Eastern District of Missouri, alleging that we have engaged in false advertising, commercial disparagement and unjust enrichment (the “Nestlé Purina litigation”). Nestlé Purina asserts that, contrary to our advertising and labeling claims, certain BLUE products contain chicken or poultry by-product meals, artificial preservatives and/or corn and that certain products in the BLUE grain-free lines contain grains. Nestlé Purina also alleges that we have made false claims that our products (including LifeSource Bits) provide superior nutrition and health benefits compared to our competitors’ products. In addition, Nestlé Purina contends that we have been unjustly enriched as consumers have paid a premium for BLUE products in reliance on these alleged false and misleading statements, at the expense of our competitors. Nestlé Purina seeks an injunction prohibiting us from making these alleged false and misleading statements, as well as treble damages, restitution and disgorgement of our profits, among other things. In addition, Nestlé Purina has issued press releases and made other public announcements, including advertising and promotional communications through emails and internet and social media websites that make claims similar to those contained in their lawsuit. Nestlé Purina seeks a declaratory judgment that these statements are true and do not constitute defamation. Nestlé Purina later amended its complaint a second time to supplement certain allegations and to add a claim regarding the advertising for one of our pet treats.
In addition, eleven related consumer class action lawsuits were filed on various dates from May 2014 to June 2015, making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. Other than two consumer class actions, one of which was recently filed on June 22, 2015 in the Orangeburg County Court of Common Pleas in the State of South Carolina and the other on June 29, 2015 in the Orleans Parish District Court in the State of Louisiana, all of the related consumer class actions have been consolidated under a Multi-District Litigation file also pending in the United States District Court for the Eastern District of Missouri (the “MDL”). On August 10, 2015 the United States Judicial Panel (the "Panel") on Multi-district Litigation issued a Conditional Transfer Order transferring the newly filed South Carolina and Louisiana cases to the MDL. Per the procedures of the Panel, the order is stayed for a 7-day period pending the filing of any opposition and the stay will be continued until further order of the Panel if a notice of opposition is filed.
On May 14, 2014, we filed a lawsuit against Nestlé Purina in the United States District Court for the Eastern District of Missouri, alleging that Nestlé Purina has engaged in false advertising, unfair competition, unjust enrichment and defamation. We allege that the statements made by Nestlé Purina advertising the allegations of their lawsuit are false and misleading, and we deny that our product formulas contain chicken or poultry byproduct meals, artificial preservatives or corn and we deny that any of our grain-free products contain grains. We also assert that Nestlé Purina’s statements falsely imply that our products are not made in the United States and are subject to quality control issues. We allege that Nestlé Purina’s conduct as described in this lawsuit is aimed at destroying the reputation and goodwill of the BLUE brand and may induce consumers to make purchasing decisions based on Nestlé Purina’s false and misleading representations about the composition and sourcing of BLUE products. Our complaint in this lawsuit seeks, among other things, a preliminary and permanent injunction prohibiting Nestlé Purina from disseminating such false information, as well as damages (including punitive damages), restitution and disgorgement of all profits attributable to their false and deceptive advertising. On June 4, 2014, this lawsuit was consolidated with the Nestlé Purina lawsuit. We have since amended our pleading to name as additional defendants the two advertising and public relations agencies that assisted Nestlé Purina with its advertising campaign.

In the course of pretrial discovery in the consolidated Nestlé Purina lawsuit, beginning in September 2014 documents and information were revealed that indicate that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appears that this mislabeling was deliberate. This conduct was undertaken by the supplier without our knowledge, and we have since ceased purchasing ingredients from this supplier. This supplier was one of our primary sources of chicken meal and turkey meal. As a result of the supplier’s conduct, our advertising claims of “no chicken or poultry by-product meals” were inaccurate as to products containing the mislabeled ingredients. Therefore, we may be exposed to false advertising liability to Nestlé Purina and others to the extent a claimant can prove they were injured by our actions. Such liability may be material. We have brought third-party indemnity and damages claims, with respect to the Nestlé Purina lawsuit, against the supplier that mislabeled the ingredients, as well as the broker for such mislabeled ingredients, and also have insurance coverage for some of the Nestlé Purina lawsuit claims. We also have brought damages and indemnity claims against such supplier and broker with respect to the class action lawsuits. However, we may not be able to fully recover from such supplier, broker or from our insurance the full amount of any damages we might incur in these matters.
On October 15, 2014, we initiated a separate lawsuit against Nestlé Purina in state court in Connecticut. Nestlé Purina subsequently removed the case to the United States District Court for the District of Connecticut, and the Connecticut District Court then granted Nestlé Purina’s motion to transfer this matter to the same court where Nestlé Purina’s lawsuit against us is pending. Our complaint in this matter alleges that Nestlé Purina has intentionally engaged in false advertising, unfair trade practices and unjust enrichment in the promotion and advertisement of numerous of its products. In particular, our complaint alleges that Nestlé Purina is deceptively advertising that certain high-quality, wholesome ingredients are present in certain of Nestlé Purina’s most popular pet food products in greater amounts, or are more prevalent in the products in relation to other ingredients, than is actually the case. In addition, our complaint alleges that Nestlé Purina is deceptively advertising certain of its products as healthy and nutritious when in fact Nestlé Purina knew that these products were unsafe and were responsible for illness and even death in many of the dogs that consumed them. And our complaint alleges that Nestlé Purina falsely claims its “Just Right” brand of dog food is personalized to match each dog’s unique nutritional needs when it consists of only a limited set of basic ingredient formulas, each of which is substantially similar to the others. Our complaint seeks an injunction prohibiting Nestlé Purina from continuing these false and misleading advertisements, as well as damages and disgorgement of profits, among other things. The matter is in the very early stages of discovery and pleadings. On July 31, 2015, Nestlé Purina filed an amended answer in this case that also asserted counterclaims against us. Nestlé Purina asserted that our complaint does not state viable claims, but that if a ruling is entered against it then “in the alternative” it asserts counterclaims that relate to the advertising of a variety of our products, which Nestlé Purina contends are misleading or deceptive as to the amounts of certain ingredients in those products. We have not yet responded to or answered Nestlé Purina’s counterclaims and believe them to be without merit.
We believe Nestlé Purina’s claims and the related class action lawsuits are without merit and intend to vigorously defend ourselves. Although we have determined that a loss contingency with respect to the Nestlé Purina litigation and related class action lawsuits is reasonably possible, such litigation and lawsuits are still in their early stages and the final outcome is uncertain. In particular, we have determined that the reasonably possible loss or range of loss resulting from Nestlé Purina proceedings and each of the related class action claims cannot be reasonably estimated due to the following reasons: (1) the early stages of the proceedings, (2) the lack of specific damages sought by the plaintiffs, (3) the uncertainty as to plaintiffs’ support for their damages claim, (4) the uncertainty as to factual issues, (5) the uncertainty of number of plaintiffs in the related class action claims and (6) our claims against third party defendants and counterclaims against Nestlé Purina. In the normal course of business, we are subject to proceedings, lawsuits and other claims and assessments, which typically include consumer complaints and post-termination employment claims. We have assessed such contingent liabilities and believes the potential of these liabilities is not expected to have a material, if any, effect on our financial position, our results of operations or our cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of lncorporation of Blue Buffalo Pet Products, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 27, 2015).
3.2	Amended and Restated Bylaws of Blue Buffalo Pet Products, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 27, 2015).
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE BUFFALO PET PRODUCTS, INC.

By:	/s/ Kurt Schmidt
Kurt Schmidt
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Nathenson
Michael Nathenson
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Finance and Accounting Officer)

Dated: August 14, 2015