Form 10-Q
period 2015-09-30
Blue Buffalo Pet Products, Inc.
filed 2015-11-13
CIK 1609989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes (X) No ( )
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ( )	Accelerated Filer ( )
Non-Accelerated Filer (X)	Smaller Reporting Company ( )
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( X ) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at November 13, 2015
Common stock, par value $0.01 per share	196,162,518

Blue Buffalo Pet Products, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements. Words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s prospectus, dated July 21, 2015 (the “prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on July 23, 2015, as such risk factors may be updated from time to time in our periodic filings with the SEC, and which are accessible on the SEC’s website at www.sec.gov, including the following:

•	inability to successfully implement our growth strategy;

•	inability to accurately predict consumer trends and demand and successfully introduce new products and product line extensions and improve existing products;

•	damage to our reputation or our brand;

•	a change in the trends on which our growth and business are dependent;

•	a decline in spending on pets in a challenging economic climate;

•	insufficiency or ineffectiveness of our marketing and trade promotion programs;

•	inability to maintain or increase prices;

•	recalls of our products and product liability claims;

•	our dependence on a relatively limited number of retailer customers for a significant portion of our sales;

•	our reliance on a limited number of contract manufacturers to provide a significant portion of our supply of products;

•	issues with respect to raw materials and other supplies, including increased costs, disruptions of supply, shortages, contaminations, adulterations or mislabeling;

•	our involvement in litigation with Nestlé Purina PetCare Company and related class action lawsuits; and

•	adverse litigation judgments or settlements.
We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

We use the terms "we," "us" and the "Company" in this Quarterly Report on Form 10-Q to refer to Blue
Buffalo Pet Products, Inc. and its subsidiaries. We use the term "Wholesome Natural" in this Quarterly Report on Form 10-Q to refer to the pet food market consisting of brands that achieve their nutritional targets using only natural ingredients (as defined by the Association of American Feed Control Officials), which may include added vitamins, minerals and other trace nutrients. All Wholesome Natural dry foods have whole meats and/or meat meals, with the type of animal protein clearly identified, as their principal ingredients. Wholesome Natural products (dry foods, wet foods and treats) do not include chicken or poultry by-product meals, which we believe pet parents do not desire. Wholesome Natural products also do not rely on grain proteins, such as corn gluten meal, wheat gluten and soybean meal, as principal sources of protein, as grain proteins have a narrower array of amino acids compared to animal proteins. In addition, these products also do not use corn, wheat, soy or fractionated grains, such as brewer’s rice, as sources of starch. For more information regarding our definitions of market segments, see the description set forth under the "Industry and Market Data" section of our prospectus.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(dollars in thousands, except for per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$184,952	$95,788
Receivables, net	76,442	78,620
Inventories	96,902	88,620
Deferred income taxes	3,138	5,696
Prepaid expenses and other current assets	3,316	3,351
Total current assets	364,750	272,075

Restricted cash	473	473
Property, plant and equipment, net	113,186	113,863
Deferred debt issuance costs, net	226	317
Other assets	481	444
Total assets	$479,116	$387,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	37,550	33,163
Other current liabilities	32,642	27,013
Total current liabilities	74,152	64,136

Long-term debt	384,127	387,097
Deferred income taxes	12,779	17,128
Other long-term liabilities	10,760	6,108
Total liabilities	481,818	474,469

Commitments and contingencies
Stockholders’ deficit:
Common stock, voting; $0.01 par value; 207,060,000 shares authorized; 196,155,025 and 195,743,154 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,962	1,957
Additional paid-in capital	62,523	57,683
Accumulated deficit	(67,187)	(146,937)
Total stockholders’ deficit	(2,702)	(87,297)
Total liabilities and stockholders’ deficit	$479,116	$387,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(dollars in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$259,437	$234,770	$762,209	$679,671
Cost of sales	151,152	140,544	454,595	404,117
Gross profit	108,285	94,226	307,614	275,554
Selling, general and administrative expenses	58,664	45,419	165,723	134,241
Operating income	49,621	48,807	141,891	141,313
Interest expense, net	3,722	3,470	11,097	9,926
Income before income taxes	45,899	45,337	130,794	131,387
Provision for income taxes	18,833	17,624	51,044	50,610
Net income	$27,066	$27,713	$79,750	$80,777

Basic net income per common share	$0.14	$0.14	$0.41	$0.41
Diluted net income per common share	$0.14	$0.14	$0.40	$0.41
Basic weighted average shares	196,062,348	195,743,154	195,852,404	195,732,663
Diluted weighted average shares	198,254,808	197,884,029	198,028,543	197,820,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit
(dollars in thousands, except for share amounts)

	Common shares outstanding	Common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Total
Balance at December 31, 2014	195,743,154	$1,957	$57,683	$(146,937)	$(87,297)
Exercise of stock options	334,439	5	1,905	—	1,910
Issuance of restricted stock	46,750	—	935	—	935
Issuance of common stock	30,682	—	609	—	609
Stock-based compensation expense	—	—	1,391	—	1,391
Net income	—	—	—	79,750	79,750
Balance at September 30, 2015	196,155,025	$1,962	$62,523	$(67,187)	$(2,702)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$79,750	$80,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,981	2,841
Amortization of debt issuance costs	91	91
Stock-based compensation	2,935	1,350
Deferred compensation	19	61
Loss on disposal of assets	69	63
Deferred income taxes	(1,790)	1,795
Income tax benefit from exercise of stock options	(1,551)	—
Effect of changes in operating assets and liabilities:
Receivables	2,178	(8,279)
Inventories	(8,282)	(21,996)
Prepaid expenses and other current assets	(3)	(4,429)
Accounts payable	4,387	19,326
Other liabilities	10,263	2,249
Net cash provided by operating activities	94,047	73,849

Cash flows from investing activities:
Capital expenditures	(5,374)	(28,977)
Restricted cash	—	(350)
Net cash used in investing activities	(5,374)	(29,327)

Cash flows from financing activities:
Principal payments on long-term debt	(2,970)	(2,970)
Proceeds from exercise of stock options	1,910	38
Income tax benefit from exercise of stock options	1,551	—
Net cash provided by (used in) financing activities	491	(2,932)

Net increase in cash and cash equivalents	89,164	41,590
Cash and cash equivalents at beginning of period	95,788	42,874
Cash and cash equivalents at end of period	$184,952	$84,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company

Blue Buffalo Pet Products, Inc. (“BBPP”) and together with its subsidiaries (the “Company,” “we,” “us,” “its,” and “our”) conducts its business exclusively through its wholly owned operating subsidiary, Blue Buffalo Company, Ltd. (“Blue”) (formerly The Blue Buffalo Company, LLC) and its subsidiaries. Blue was formed in August 2002 and is the parent company of five wholly owned subsidiaries, Blue Buffalo Pet Products Canada, Ltd., Blue Buffalo Japan Kabushiki Kaisha, Great Plains Leasing, LLC, Heartland Pet Food Manufacturing, Inc. (“Heartland”) and Sierra Pet Products, LLC. Additionally Blue Buffalo Import Mexico, S. de R.L. de C.V. and Blue Buffalo Mexico, S. de R.L. de C.V. are indirect wholly owned subsidiaries of BBPP. Blue and its subsidiaries develop, produce, market, and sell pet food under the BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, and BLUE Natural Veterinary Diet lines. Our products are produced domestically at our Heartland facility and through contract manufacturers for distribution to retailers in specialty channels throughout the United States of America, Canada, Japan, and Mexico.

In July 2012, Blue formed Heartland for the purpose of commencing internal manufacturing operations to eventually supplement its contract manufacturers. Manufacturing operations commenced at our Heartland facility in Joplin, Missouri in September 2014.

On July 27, 2015, BBPP completed the initial public offering (“IPO”) of shares of its common stock. Existing stockholders of BBPP sold 38,906,286 shares of common stock in the IPO at an initial offering price of $20.00 per share, including 5,074,732 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. In addition, BBPP issued 30,682 shares of common stock to approximately 1,700 non-management employees at no cost to them. The Company recognized $0.6 million of stock-based compensation expense during the three months ended September 30, 2015 related to this issuance. BBPP did not receive any proceeds from the sale of shares of its common stock in the IPO by the selling stockholders or from the issuance of shares to non-management employees. The shares offered and sold in the IPO were registered under the Securities Act of 1933 (“Securities Act”) pursuant to BBPP’s Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (“SEC”) on July 21, 2015. The common stock is listed on the NASDAQ Stock Market under the symbol “BUFF.”

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

On July 7, 2015, BBPP effected a 4.2-for-1 stock split of all outstanding shares of BBPP’s common stock. All share, option, and per share information presented in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the stock split.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2014, included in

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

BBPP’s prospectus dated July 21, 2015, filed with the SEC pursuant to Rule 424(b) of the Securities Act, on July 23, 2015.

Note 3 – Receivables

Receivables consisted of the following:

(dollars in thousands)	September 30, 2015	December 31, 2014
Trade receivables, net	$68,794	$54,647
Other receivables	7,648	23,973
Total	$76,442	$78,620

Other receivables consist primarily of reimbursable amounts due from co-manufacturers for packaging of $3.6 million and $4.4 million and income tax receivables of $3.9 million and $18.2 million at September 30, 2015 and December 31, 2014, respectively.

Note 4 – Inventories

Inventories consisted of the following:

(dollars in thousands)	September 30, 2015	December 31, 2014
Finished goods	$91,137	$83,904
Work in process	338	90
Raw materials	2,619	3,136
Packaging and supplies	2,808	1,490
Total	$96,902	$88,620

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(dollars in thousands)	September 30, 2015	December 31, 2014
Buildings	$59,315	$58,846
Machinery and equipment	46,769	44,702
Computer software	10,056	8,056
Computer equipment	3,968	3,589
Furniture and fixtures	1,564	1,429
Leasehold improvements	1,266	1,051
Land improvements	493	784
Land	346	346
Buildings improvements	86	86
Construction in progress	1,910	2,169
	125,773	121,058
Accumulated depreciation and amortization	(12,587)	(7,195)
Total	$113,186	$113,863

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Depreciation and amortization expense was approximately $2.1 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $6.0 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 6 – Long-term Debt

Long-term debt consisted of the following:

(dollars in thousands)	September 30, 2015	December 31, 2014
Term loan	$388,087	$391,057
Less current maturities	(3,960)	(3,960)
Total long-term debt	$384,127	$387,097

At September 30, 2015, we had $388.1 million of term loan borrowings (fair value of $388.1 million) at an effective interest rate of 3.62% and no outstanding borrowings under the revolving credit facility. At December 31, 2014, the Company had $391.1 million of term loan borrowings (fair value of $386.2 million) at an effective interest rate of 4.03% and no outstanding borrowings under the revolving credit facility. Principal payments on the term loan borrowings are due and payable in quarterly installments of approximately $1.0 million with the then expected remaining balance of $373.2 million due on August 8, 2019.

During each of the three-month periods ended September 30, 2015 and 2014, the Company recorded amortization expense for deferred debt issuance costs of approximately $30,000. During each of the nine-month periods ended September 30, 2015 and 2014, the Company recorded amortization expense for deferred debt issuance costs of approximately $91,000.

The Company’s term loan and revolving credit facility (the “Amended Facility”) contains and defines financial covenants, including a secured leverage ratio (defined as, with certain adjustments, the ratio of (i) the Company’s indebtedness less unrestricted cash and cash equivalents up to $40 million to (ii) consolidated net income before interest, taxes, depreciation and amortization) for the most recently ended 4 quarters not to exceed (a) as of September 30, 2015, 4.00:1.00, and (b) for the periods ending on or after December 31, 2015, 3.75:1.00. The Amended Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. For the year ended December 31, 2014, the Company was not required to make an excess cash flow payment. As of September 30, 2015, the Company believes it was in compliance with its financial debt covenants.

Note 7 – Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, deferred compensation and debt, none of which are measured at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair value due to the short-term nature of these financial instruments. The Company’s long-term financial liabilities consist of the long-term debt. Long-term debt is recorded on the unaudited condensed consolidated balance sheets at issuance price and adjusted for any applicable unamortized discounts or premiums.

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

At September 30, 2015 and December 31, 2014, the Company had approximately $155.3 million and $90.1 million, respectively, of cash invested in money market deposit accounts which were included in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets (Level 1).

The Company reports transfers in and out of Levels 1, 2 and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred. There were no transfers in or out of Level 1, 2, or 3 during the nine months ended September 30, 2015 and the year ended December 31, 2014.

Assets that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets. For these assets, the Company does not periodically adjust carrying value to fair value, except in the event of impairment. When the Company determines that an impairment has occurred, the carrying value is reduced to fair value and the difference is recorded as an impairment loss in our consolidated statements of income.

As of September 30, 2015, the carrying value of the Company’s outstanding borrowings under the Amended Facility was approximately $388.1 million as compared to a fair value of $388.1 million (Level 2). As of December 31, 2014, the carrying value of the Company’s outstanding borrowings under the Amended Facility was approximately $391.1 million as compared to a fair value of $386.2 million (Level 2). The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities and credit risk.

Note 8 – Stock-Based Compensation

Incentive Plans

Under the Company’s 2012 Blue Buffalo Pet Products, Inc. Stock Purchase and Option Plan (the “Plan”), the Board of Directors is authorized to award incentive stock options (ISOs and non-qualified), stock appreciation rights (SARs), restricted stock, performance units, performance-based stock awards, dividend equivalent rights and other stock-based grants. Participation in the Plan is limited to key employees, officers and directors.

On March 4, 2013, the Plan was amended to increase the maximum number of shares of stock available under the Plan by 210,000 shares to 14,242,061 shares (the “Amended Plan”). As of September 30, 2015, there were 5,230,642 shares of common stock reserved under the Amended Plan. As of September 30, 2015, the maximum number of shares available for grant under the Amended Plan was 4,179.

In July 2015, the Board of Directors adopted and our shareholders approved the Company’s 2015 Omnibus Incentive Plan (“2015 Plan”). The 2015 Plan provides that the total number of shares of common stock that may be issued under our 2015 Plan is 8,400,000. The 2015 Plan provides for the grant of stock options (ISOs and non-qualified), SARS, restricted stock awards, restricted stock units, performance units, performance-based stock awards, dividend equivalent rights and other stock-based incentive awards. As of September 30, 2015, the Company has granted 46,750 restricted stock awards and 6,875 stock options under the 2015 Plan. As of September 30, 2015, the maximum number of shares available for grant under the 2015 Plan was 8,346,375.

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

Prior to the Company’s initial public offering, the Company used a third party valuation specialist to assist it in the estimation of the fair value of its common stock. The Company believed these valuations to be appropriate; however, the valuation of the equity of any private company involves various estimates and assumptions that may differ from actual values. Effective with our initial public offering, the Company bases its common stock value on actual transactions or other transactions that are representative of stock value. The expected volatility assumption is based on the combination of the industry index for pet food wholesalers and the volatility of the Company’s largest customer. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The weighted-average expected term is determined with reference to historical exercise and post-vesting cancellation experience, and the vesting period and contractual term of the awards.

The following are the weighted-average assumptions used for grants issued during the nine month periods ended September 30:

	2015	2014
Volatility	23.85%	32.84%
Risk-free interest rate	1.88%	2.16%
Expected term (years)	6.5	6.5
Dividend yield	—	—
Grant-date fair value	$5.74	$5.15

The following table summarizes stock option activity during the year and also presents stock options outstanding and exercisable as of September 30, 2015 (dollars in millions, except for per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2014	4,671,639	$5.88
Granted	110,825	$20.00
Exercised	(334,439)	$5.70
Forfeited	—	$—
Expired	(5,457)	$6.12
Options outstanding at September 30, 2015	4,442,568	$6.25
Options exercisable at September 30, 2015	1,498,849	$5.78

During the three and nine months ended September 30, 2015, the Company granted 110,825 of ISO and non-qualified stock options, of which 6,875 stock options were granted under the 2015 Plan, and 103,950 stock options were granted under the Amended Plan.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Stock Awards

The following table summarizes restricted stock activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at December 31, 2014	—	$—
Granted	46,750	20.00
Vested	(46,750)	20.00
Forfeited	—	—
Restricted stock awards at September 30, 2015	—	—

During the three and nine months ended September 30, 2015 and concurrent with our initial public offering, certain members of the Company's Board of Directors received a one-time fully-vested grant of 46,750 restricted stock awards with a three-year holding restriction. The total fair value of these restricted stock awards on the date of grant was $0.9 million, of which the full amount was recognized as a component of stock-based compensation expense during the three months ended September 30, 2015.

Stock-based Compensation Expense

Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during each of the three months ended September 30, 2015 and 2014 was approximately $2.0 million and $0.5 million, respectively. Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during each of the nine months ended September 30, 2015 and 2014 was approximately $2.9 million and $1.4 million, respectively.

During the three and nine months ended September 30, 2015, the Company recorded benefits of tax deductions in excess of the grant date fair value of $1.6 million related to option exercises. The benefits of tax deductions in excess of the grant date fair value resulting from the exercise of non-qualified options was not material to the three and nine months ended September 30, 2014.

Unrecognized stock-based compensation related to outstanding unvested stock options is expected to be recognized in the Company’s statements of income as follows (by fiscal year):

(dollars in thousands)
2015 (period from October 1 through December 31, 2015)	$485
2016	1,851
2017	1,703
2018	318
2019	125
2020	52
Total	$4,534

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 – Earnings Per Share

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except for per share data)	2015	2014	2015	2014

Net income	$27,066	$27,713	$79,750	$80,777

Basic weighted average number of shares outstanding	196,062,348	195,743,154	195,852,404	195,732,663
Dilutive effect of stock options	2,192,460	2,140,875	2,176,139	2,087,479
Diluted weighted average number of shares outstanding	198,254,808	197,884,029	198,028,543	197,820,142

Basic net income per common share	$0.14	$0.14	$0.41	$0.41
Diluted net income per common share	$0.14	$0.14	$0.40	$0.41

For the three and nine months ended September 30, 2015, there were 86,733 and 29,229 shares, respectively, that were excluded from the computation of weighted average shares for diluted earnings per share due to their anti-dilutive effect. For the three and nine months ended September 30, 2014, there were no shares that were excluded from the computation of weighted average shares for diluted earnings per share due to their anti-dilutive effect.
Note 10 – Related Parties

Invus Partners LLC which, as of September 30, 2015, beneficially owned 58.6% of the Company's outstanding common stock, holds $20.0 million of the Company’s outstanding debt under the Amended Facility. Several of the members of the Company's Board of Directors (“BOD”) are members of Invus Partners LLC, as well as managing directors and officers of the general partner of Invus Partners LLC.

In addition, Kunkemueller Enterprises LP, which is owned in part by the wife of one of the members of our BOD, holds $1.5 million of our debt under the Amended Facility.

Note 11 – Legal Proceedings
On May 6, 2014, Nestlé Purina Petcare Company (“Nestlé Purina”) filed a lawsuit against us in the United States District Court for the Eastern District of Missouri, alleging that we have engaged in false advertising, commercial disparagement, unfair competition, and unjust enrichment (the “Nestlé Purina litigation”). Nestlé Purina asserts that, contrary to our advertising and labeling claims, certain BLUE products contain chicken or poultry by-product meals, artificial preservatives and/or corn and that certain products in the BLUE grain-free lines contain grains. Nestlé Purina also alleges that we have made false claims that our products (including LifeSource Bits) provide superior nutrition and health benefits compared to our competitors’ products. In addition, Nestlé Purina contends that we have been unjustly enriched as consumers have paid a premium for BLUE products in reliance on these alleged false and misleading statements, at the expense of our competitors. Nestlé Purina seeks an injunction prohibiting us from making these alleged false and misleading statements, as well as treble damages, restitution and disgorgement of our profits, among other things. In addition, Nestlé Purina has issued press releases and made other public announcements, including advertising and promotional communications through

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

emails and internet and social media websites that make claims similar to those contained in their lawsuit. Nestlé Purina seeks a declaratory judgment that these statements are true and do not constitute defamation.
In the course of pretrial discovery in the consolidated Nestlé Purina lawsuit, beginning in September 2014 documents and information were revealed that indicate that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appears that this mislabeling was deliberate. This conduct was undertaken by the supplier without our knowledge, and we have since ceased purchasing ingredients from this supplier. This supplier was one of our primary sources of chicken meal and turkey meal. As a result of the supplier’s conduct, our advertising claims of “no chicken or poultry by-product meals” were inaccurate as to products containing the mislabeled ingredients. Therefore, we may be exposed to false advertising liability to Nestlé Purina and others to the extent a claimant can prove they were injured by our actions. Such liability may be material. We have brought third-party indemnity and damages claims, with respect to the Nestlé Purina lawsuit, against the supplier that mislabeled the ingredients, as well as a broker involved in those transactions for such mislabeled ingredients. The trial court narrowed certain of our third party claims in response to motions to dismiss filed by the third parties but allowed numerous claims to proceed. In addition, we maintain insurance coverage for some of the Nestlé Purina claims.
On October 15, 2014, we initiated a separate lawsuit against Nestlé Purina in state court in Connecticut. Nestlé Purina subsequently removed the case to the United States District Court for the District of Connecticut, and the Connecticut District Court then granted Nestlé Purina’s motion to transfer this matter to the same court where Nestlé Purina’s lawsuit against us is pending. Our complaint in this matter alleges that Nestlé Purina has intentionally engaged in false advertising, unfair trade practices and unjust enrichment in the promotion and advertisement of numerous of its products. In particular, our complaint alleges that Nestlé Purina is deceptively advertising that certain high-quality, wholesome ingredients are present in certain of Nestlé Purina’s most popular pet food products in greater amounts, or are more prevalent in the products in relation to other ingredients, than is actually the case. In addition, our complaint alleges that Nestlé Purina is deceptively advertising certain of its products as healthy and nutritious when in fact Nestlé Purina knew that these products were unsafe and were responsible for illness and even death in many of the dogs that consumed them. And our complaint alleges that Nestlé Purina falsely claims its “Just Right” brand of dog food is personalized to match each dog’s unique nutritional needs when it consists of only a limited set of basic ingredient formulas, each of which is substantially similar to the others. Our complaint seeks an injunction prohibiting Nestlé Purina from continuing these false and misleading advertisements, as well as damages and disgorgement of profits, among other things. The matter is in the early stages of discovery. On July 31, 2015, Nestlé Purina filed an amended answer in this case that also asserted counterclaims against us. Nestlé Purina asserted that our complaint does not state viable claims, but that if a ruling is entered against it then “in the alternative” it asserts counterclaims that relate to the advertising of a variety of our products, which Nestlé Purina contends are misleading or deceptive as to the amounts of certain ingredients in those products. On August 28, 2015, we amended our complaint to include allegations that Nestlé Purina falsely claims that its “Bright Mind” dog food is proven to promote alertness, mental sharpness, memory, trainability, attention, and interactivity in dogs age seven and older, when in fact such claims are unsubstantiated and false. In response to Nestlé Purina’s amended answer and counterclaims, we filed a motion to dismiss the counterclaims in their entirety on October 2, 2015. That motion is pending.
We believe Nestlé Purina’s claims are without merit and intend to vigorously defend ourselves. Although we have determined that a loss contingency with respect to the Nestlé Purina litigation is reasonably possible, such litigation and lawsuits are still in their early stages and the final outcome is uncertain. In particular, we have determined that the reasonably possible loss or range of loss resulting from Nestlé Purina proceedings cannot be reasonably estimated due to the following reasons: (1) the early stages of the proceedings, (2) the lack of specific damages sought by the plaintiffs, (3) the uncertainty as to plaintiffs’ support for their damages claim, (4) the uncertainty as to factual issues and (5) our claims against third party defendants and counterclaims against Nestlé Purina.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In addition, a number of related putative consumer class action lawsuits have been filed making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. We also have brought damages and indemnity claims against our former ingredient supplier and broker with respect to the class action lawsuits. In October 2015, we reached a tentative understanding with the plaintiffs on a potential settlement value of $32 million (the "Potential Settlement"). However, at the time of filing, we have not reached an agreement and no assurance can be given that an agreement can be reached. This tentative understanding is subject to further negotiations regarding other critical terms of the settlement, and the completion of a settlement stipulation by the parties as well as preliminary and final approval by the Court. We currently estimate that the reasonably possible loss relating to the Potential Settlement will not exceed the potential settlement value.  The potential settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages. Given the uncertainty and the ongoing nature of our settlement discussions, the ultimate outcome of these class action lawsuits cannot be predicted as the parties could fail to reach an agreement in principle with respect to the critical terms, or a definitive settlement agreement; therefore, a liability, if any, is not determinable at this time and the ultimate outcome could differ materially from the current potential settlement value.
In the normal course of business, we are subject to proceedings, lawsuits and other claims and assessments, which typically include consumer complaints and post-termination employment claims. We have assessed such contingent liabilities and believe the potential of these liabilities is not expected to have a material, if any, effect on our financial position, our results of operations or our cash flows.
Note 12 – Subsequent Event
In October 2015, we reached a tentative understanding with the plaintiffs with respect to the class action lawsuits described in “Note 11 - Legal Proceedings” on the Potential Settlement. The understanding is subject to further negotiations regarding other critical terms of the settlement, and the completion of a settlement stipulation by the parties as well as preliminary and final approval by the Court. We currently estimate that the reasonably possible loss relating to the Potential Settlement will not exceed the potential settlement value.  The potential settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages. Given the uncertainty and the ongoing nature of our settlement discussions, the ultimate outcome of these class action lawsuits cannot be predicted as the parties could fail to reach an agreement in principle with respect to the critical terms, or a definitive settlement agreement; therefore, a liability, if any, is not determinable at this time and the ultimate outcome could differ materially from the current potential settlement value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2014 and related notes included in our prospectus. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our prospectus, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Our Business

We are the fastest growing major pet food company in the United States, selling dog and cat food made with whole meats, fruits and vegetables, and other high-quality, natural ingredients. BLUE is a billion dollar brand based on sales at retail and is the #1 brand in the Wholesome Natural market. We develop, produce, market, and sell pet food under five major product lines: BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, and BLUE Natural Veterinary Diet lines.

Our products are produced domestically through a hybrid network of owned and contracted manufacturing facilities and distributed from owned and contracted distribution centers to retailers in the specialty channels throughout the United States of America, Canada, Japan, and Mexico.

Results of Operations

The following tables present our selected statement of income data in dollars and expressed as a percentage of net sales for the periods presented:

	Three Months Ended September 30,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2015	2014	2015	2014
Net sales	$259,437	$234,770	100.0%	100.0%
Cost of sales	151,152	140,544	58.3%	59.9%
Gross profit	108,285	94,226	41.7%	40.1%
Selling, general, and administrative expenses	58,664	45,419	22.6%	19.3%
Operating income	49,621	48,807	19.1%	20.8%
Interest expense, net	3,722	3,470	1.4%	1.5%
Income before income taxes	45,899	45,337	17.7%	19.3%
Provision for income taxes	18,833	17,624	7.3%	7.5%
Net income	$27,066	$27,713	10.4%	11.8%

Basic net income per common share	$0.14	$0.14
Diluted net income per common share	$0.14	$0.14

	Nine Months Ended September 30,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2015	2014	2015	2014
Net sales	$762,209	$679,671	100.0%	100.0%
Cost of sales	454,595	404,117	59.6%	59.5%
Gross profit	307,614	275,554	40.4%	40.5%
Selling, general, and administrative expenses	165,723	134,241	21.7%	19.8%
Operating income	141,891	141,313	18.6%	20.8%
Interest expense, net	11,097	9,926	1.5%	1.5%
Income before income taxes	130,794	131,387	17.2%	19.3%
Provision for income taxes	51,044	50,610	6.7%	7.4%
Net income	$79,750	$80,777	10.5%	11.9%

Basic net income per common share	$0.41	$0.41
Diluted net income per common share	$0.40	$0.41

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

Net Sales
Net sales increased $24.7 million, or 10.5%, to $259.4 million for the three months ended September 30, 2015, compared to $234.8 million for the three months ended September 30, 2014. Volume growth accounted for 10 percentage points of the increase in net sales and favorable product mix contributed 1 percentage point, partially offset by 1 percentage point impact from unfavorable net pricing.

Net sales of Dry Foods increased $19.5 million, or 10.4%, to $207.5 million for the three months ended September 30, 2015, compared to $188.0 million for the three months ended September 30, 2014. Volume growth accounted for 9 percentage points of the increase in net sales of Dry Foods and favorable product mix contributed 2 percentage points, partially offset by a 1 percentage point impact from unfavorable net pricing. The strong performance of our BLUE Wilderness and BLUE Freedom lines drove the growth in net sales of Dry Foods. The decrease in net pricing was primarily driven by increased promotional activity during the three months ended September 30, 2015.

Net sales of Wet Foods, Treats and Other Products increased $5.1 million, or 11.0%, to $51.9 million for the three months ended September 30, 2015, compared to $46.8 million for the three months ended September 30, 2014. Volume growth accounted for 12 percentage points of the increase in net sales of Wet Foods, Treats and Other Products, partially offset by a 1 percentage point impact from unfavorable net pricing. The strong performance of our BLUE Life Protection Formula line drove the growth in net sales of Wet Foods, Treats and Other Products. The decrease in net pricing was primarily driven by increased promotional activity during the three months ended September 30, 2015.

Gross Profit
Gross profit increased $14.1 million, or 14.9%, to $108.3 million for the three months ended September 30, 2015, compared to $94.2 million for the three months ended September 30, 2014, driven primarily by increased volume. Gross margin increased to 41.7% for the three months ended September 30, 2015 from 40.1% for the three months ended September 30, 2014, driven primarily by lower Heartland ramp-up costs during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $58.7 million for the three months ended September 30, 2015, up $13.2 million, or 29.2%, from $45.4 million for the three months ended September 30, 2014. The increase primarily reflects:

•	$6.0 million of incremental expense related to the initial public offering ($5.3 million) and the Nestlé Purina litigation ($0.7 million); and

•	$2.8 million of incremental advertising and marketing expenses consistent with our strategy to continue to invest in our brand.
Interest Expense, Net
Interest expense, net increased $0.3 million, or 7.3%, to $3.7 million for the three months ended September 30, 2015, compared to $3.5 million for the three months ended September 30, 2014. The increase was driven by capitalized interest of $0.4 million which reduced interest expense recorded during the three months ended September 30, 2014. Excluding capitalized interest, our effective interest rate quarter-over-quarter was 3.90% over the three months ended September 30, 2015 as compared to 4.03% for the three months ended September 30, 2014.

Provision for Income Taxes
Provision for income taxes increased $1.2 million, or 6.9%, to $18.8 million for the three months ended September 30, 2015, compared to $17.6 million for the three months ended September 30, 2014. Our effective tax rate was 41.0% for the three months ended September 30, 2015 as compared to 38.9% for the three months ended September 30, 2014. The increase in our effective tax rate is primarily due to non-deductible permanent differences related to the close of our initial public offering during the three months ended September 30, 2015.

Net Income
As a result of the factors above, net income decreased $0.6 million, or 2.3%, to $27.1 million for the three months ended September 30, 2015, compared to $27.7 million for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014

Net Sales
Net sales increased $82.5 million, or 12.1%, to $762.2 million for the nine months ended September 30, 2015, compared to $679.7 million for the nine months ended September 30, 2014. Volume growth accounted for 11 percentage points of the increase in net sales and favorable product mix contributed 1 percentage point. In preparation for the systems cutover from our previous ERP system to SAP, we stopped shipping to customers in December 2013 for a partial week. These sales were recovered in the first quarter of 2014 when we resumed shipping to customers. As a result, approximately $13.1 million of sales were shifted from the fourth quarter of 2013 to the first quarter of 2014. Excluding this shift in shipments, our net sales growth for the nine months ended September 30, 2015 would have been 2.2 percentage points higher, or 14.3%.

Net sales of Dry Foods increased $65.3 million, or 11.8%, to $616.7 million for the nine months ended September 30, 2015, compared to $551.4 million for the nine months ended September 30, 2014 driven primarily by volume growth. The strong performance of our BLUE Wilderness and BLUE Freedom lines drove the growth in net sales of Dry Foods.

Net sales of Wet Foods, Treats and Other Products increased $17.2 million, or 13.4%, to $145.5 million for the nine months ended September 30, 2015, compared to $128.3 million for the nine months ended September 30, 2014. Volume growth accounted for 9 percentage points of the increase in net sales of Wet Foods, Treats and Other Products and favorable product mix contributed 4 percentage points. The strong performance of our BLUE

Wilderness and BLUE Life Protection Formula lines drove the growth in net sales of Wet Foods, Treats and Other Products.

Gross Profit
Gross profit increased $32.1 million, or 11.6%, to $307.6 million for the nine months ended September 30, 2015, compared to $275.6 million for the nine months ended September 30, 2014, driven primarily by increased volume. Gross margin decreased to 40.4% for the nine months ended September 30, 2015 from 40.5% for the nine months ended September 30, 2014, was primarily impacted by net pricing due to higher levels of promotional activity.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $165.7 million for the nine months ended September 30, 2015, up $31.5 million, or 23.5%, from $134.2 million for the nine months ended September 30, 2014. The increase primarily reflects:

•	$11.2 million of incremental expense related to the initial public offering ($6.3 million) and the Nestlé Purina litigation ($4.9 million); and

•	$9.8 million of incremental advertising and marketing expenses consistent with our strategy to continue to invest in our brand.
Interest Expense, Net
Interest expense, net increased $1.2 million, or 11.8%, to $11.1 million for the nine months ended September 30, 2015, compared to $9.9 million for the nine months ended September 30, 2014. The increase was driven by capitalized interest of $2.0 million which reduced interest expense recorded during the nine months ended September 30, 2014. Excluding capitalized interest, our effective interest rate quarter-over-quarter was 3.62% over the nine months ended September 30, 2015 as compared to 3.82% for the nine months ended September 30, 2014.

Provision for Income Taxes
Provision for income taxes increased $0.4 million, or 0.9%, to $51.0 million for the nine months ended September 30, 2015, compared to $50.6 million for the nine months ended September 30, 2014. Our effective tax rate was 39.0% for the nine months ended September 30, 2015 as compared to 38.5% for the nine months ended September 30, 2014. The increase in our effective rate is primarily due to non-deductible permanent differences related to the close of our initial public offering during the third quarter of Fiscal 2015.

Net Income
As a result of the factors above, net income decreased $1.0 million, or 1.3%, to $79.8 million for the nine months ended September 30, 2015, compared to $80.8 million for the nine months ended September 30, 2014.

Financial Condition, Liquidity, and Capital Resources

Overview
Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $40.0 million revolving credit facility to provide us with an additional source of liquidity but have not had to draw on our revolving credit facility. As of September 30, 2015, our cash and cash equivalents were $185.0 million compared to cash and cash equivalents as of December 31, 2014 of $95.8 million. On August 8, 2012, we entered into a $350.0 million term loan facility and obtained an additional $50.0 million of term loans on December 6, 2012 through an incremental term loan facility. The aggregate gross proceeds of $400.0 million were used to pay dividends to our stockholders. As of September 30, 2015, we had outstanding indebtedness of $388.1 million under the term loan facilities. Pursuant to the terms of the term loan facilities, we are required to make quarterly payments of $1.0 million, with the remaining balance of $373.2 million due on August 8, 2019, the maturity date of the term loan facilities.

Our primary working capital requirements are for the purchase of products and related costs, the payment of payroll, rent and distribution costs, advertising and marketing expenditures and the costs related to the development and commercialization of new products. Fluctuations in working capital are primarily driven by the timing of new product launches. As of September 30, 2015, we had working capital of $290.6 million, compared to $207.9 million as of December 31, 2014.

We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs for the foreseeable future. If necessary, we can borrow funds under our revolving credit facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. Our ability to meet our operating, investing and financing needs depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, including those described under the “Risk Factors” section of our prospectus. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide attractive products to our customers and consumers, increase prices to offset higher commodity costs, manage production and our supply chain and improve our productivity. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. We may need to refinance all or a portion of the principal amounts outstanding under our term loan facilities on or before August 8, 2019. We expect to continually assess our performance, the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures.

Cash Flows
Operating Activities
Net cash provided by operating activities was $94.0 million for the nine months ended September 30, 2015, compared to $73.8 million for the nine months ended September 30, 2014. The increase in net cash provided by operating activities was driven by favorable changes in working capital, primarily driven by timing of inventory purchases due to the strategic build up of wet inventory due to co-packer constraints and favorable changes in accounts receivable.

Investing Activities
Net cash used in investing activities was $5.4 million for the nine months ended September 30, 2015, compared to $29.3 million for the nine months ended September 30, 2014. The decrease in net cash used in investing activities was primarily the result of lower capital expenditures associated with the construction of our Heartland manufacturing facility during the nine months ended September 30, 2014 as compared to the same period in 2015.

Financing Activities
Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2015, compared to net cash used in financing activities of $2.9 million for the nine months ended September 30, 2014. The decrease in net cash used in financing activities was due to proceeds from the exercise of stock options and associated income tax benefit during the nine months ended September 30, 2015.

Description of Indebtedness
As of September 30, 2015, our senior secured credit facilities consisted of $388.1 million of outstanding term loans maturing on August 8, 2019 and an undrawn $40.0 million revolving credit facility (which includes borrowing capacity available for letters of credit and for short-term borrowings) maturing on August 8, 2017. Blue, a wholly owned subsidiary of BBPP, is the borrower under our senior secured credit facilities. As of September 30, 2015, the interest rate on the term loan facilities was 3.75%.

All obligations under our senior secured credit facilities are unconditionally guaranteed by Blue Pet Products, Inc., a wholly-owned subsidiary of BBPP and the direct parent of the borrower, and, subject to certain exceptions, each of our material current and future U.S. wholly-owned restricted subsidiaries. All obligations under our senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of the following assets of the borrower and each guarantor, subject to certain exceptions:

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

Our senior secured credit facilities contain a number of covenants that, among other things, restrict the ability of the borrower and its restricted subsidiaries to (subject to certain exceptions): incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase our capital stock; make investments, loans or advances; repay subordinated indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing its subordinated indebtedness; and change its lines of business. The credit agreement covenants also restrict the ability of Blue Pet Products, Inc. to engage in certain mergers or consolidations. The credit agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the credit agreement includes maintenance covenants that require compliance with certain secured leverage ratios. The availability of certain baskets and the ability to enter into certain transactions (including the ability of the borrower to pay dividends to the parent guarantor) may also be subject to compliance with such secured leverage ratios. The Company believes it was in compliance with its financial debt covenants in the credit agreement as of September 30, 2015.

Pricing Options
Borrowings under the term loan facilities bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than 1.00%. The applicable margin for borrowings under the term loan facilities is 2.75% with respect to LIBOR borrowings and 1.75% with respect to base-rate borrowings. As of September 30, 2015, the interest rate applicable to borrowings under the term loan facilities was 3.75%.

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

dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the revolving credit facility is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base-rate borrowings. As of September 30, 2015, the interest rate on the revolving credit facility was 4.25%.

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in the first quarter of Fiscal 2017, including interim periods within that first fiscal year, and early adoption is not permitted. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability, consistent with the presentation of debt discounts in the financial statements. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied retrospectively. The Company expects to adopt ASU No. 2015-03 beginning on January 1, 2016 and the adoption of the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition or cash flows.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). The new standard is intended to simplify the subsequent measurement of inventory and replaces the current lower of cost or market test with the lower of cost and net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on the Company’s results of operations, financial condition or cash flows.
Off-Balance Sheet Arrangements
During 2013, Heartland Pet Foods Manufacturing Inc., our wholly owned subsidiary (“Heartland”) and Jasper County, Missouri (“Jasper”) entered into an agreement pursuant to which Jasper agreed to issue up to an aggregate principal amount of $55.0 million of industrial revenue bonds to be purchased by Heartland. Jasper used the proceeds from the industrial revenue bonds to purchase manufacturing equipment from Heartland, which was then leased back to Heartland. As Heartland will become the owner of the equipment at the end of the lease term, the lease meets the requirements of a capital lease and the equipment is recorded as property, plant, and equipment on our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreements with the proceeds due from the industrial revenue bonds. As of both September 30, 2015 and December 31, 2014, Jasper had issued, and Heartland had purchased, $55.0 million of industrial revenue bonds and Jasper had purchased from, and leased back to, Heartland certain manufacturing equipment for a corresponding amount.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical including revenue recognition, stock-based compensation, income taxes and inventories may be found in our audited consolidated financial statements and related notes for the year ended December 31, 2014 included in our prospectus. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates and commodity price fluctuations. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our senior secured credit facilities is variable rate debt. Interest rate changes generally do not affect the market value of our senior secured credit facilities but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of September 30, 2015, we had variable rate debt of approximately $388.1 million under our senior secured credit facilities. An increase of 1% would have increased our interest expense for the three and nine months ended September 30, 2015 by approximately $1.0 million and 3.0 million, respectively.

Commodity Price Risk

We use raw materials that are subject to price volatility caused by supply conditions, weather, political and economic variables and other unpredictable factors. We purchase some of our raw materials in the open market. We manage our raw material exposures by entering into contracts for our dry food ingredients and through ongoing productivity initiatives. In 2015, under our Commodity Price Risk Management Policy, we expect to contract approximately 90% of our ingredients needs, as well as enter into fixed price and/or fixed quantity contracts for a pre-determined amount of our ingredients to reduce short-term price volatility in certain commodities. Although we do not currently engage in hedging activities we expect to adopt certain hedging strategies in the future consistent with our Commodity Price Risk Management Policy. If commodity price changes result in unexpected increases in raw materials, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, net sales and operating results.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the third quarter of Fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 6, 2014, Nestlé Purina Petcare Company (“Nestlé Purina”) filed a lawsuit against us in the United States District Court for the Eastern District of Missouri, alleging that we have engaged in false advertising, commercial disparagement, unfair competition, and unjust enrichment (the “Nestlé Purina litigation”). Nestlé Purina asserts that, contrary to our advertising and labeling claims, certain BLUE products contain chicken or poultry by-product meals, artificial preservatives and/or corn and that certain products in the BLUE grain-free lines contain grains. Nestlé Purina also alleges that we have made false claims that our products (including LifeSource Bits) provide superior nutrition and health benefits compared to our competitors’ products. In addition, Nestlé Purina contends that we have been unjustly enriched as consumers have paid a premium for BLUE products in reliance on these alleged false and misleading statements, at the expense of our competitors. Nestlé Purina seeks an injunction prohibiting us from making these alleged false and misleading statements, as well as treble damages, restitution and disgorgement of our profits, among other things. In addition, Nestlé Purina has issued press releases and made other public announcements, including advertising and promotional communications through emails and internet and social media websites that make claims similar to those contained in their lawsuit. Nestlé Purina seeks a declaratory judgment that these statements are true and do not constitute defamation. Nestlé Purina later amended its complaint a second time to supplement certain allegations and to add a claim regarding the advertising for one of our pet treats. On September 25, 2015, Nestlé Purina sought the Court’s leave to amend its complaint a third time. The proposed amendments add a new party-BLUE’s wholly owned subsidiary Great Plains Leasing LLC-new causes of action under Connecticut and Missouri state law, and seek to update Nestlé Purina’s factual allegations. BLUE will oppose Nestlé Purina’s application.
On May 14, 2014, we filed a lawsuit against Nestlé Purina in the United States District Court for the Eastern District of Missouri, alleging that Nestlé Purina has engaged in false advertising, unfair competition, unjust enrichment, and defamation. We allege that the statements made by Nestlé Purina advertising the allegations of their lawsuit are false and misleading, and we deny that our product formulas contain chicken or poultry by-product meals, artificial preservatives or corn and we deny that any of our grain-free products contain grains. We also assert that Nestlé Purina’s statements falsely imply that our products are not made in the United States and are subject to quality control issues. We allege that Nestlé Purina’s conduct as described in this lawsuit is aimed at destroying the reputation and goodwill of the BLUE brand and may induce consumers to make purchasing decisions based on Nestlé Purina’s false and misleading representations about the composition and sourcing of BLUE products. Our complaint in this lawsuit seeks, among other things, a preliminary and permanent injunction prohibiting Nestlé Purina from disseminating such false information, as well as damages (including punitive damages), restitution and disgorgement of all profits attributable to their false and deceptive advertising. On June 4, 2014, this lawsuit was consolidated with the Nestlé Purina lawsuit. We have since amended our pleading to name as additional defendants the two advertising and public relations agencies that assisted Nestlé Purina with its advertising campaign.
In the course of pretrial discovery in the consolidated Nestlé Purina lawsuit, beginning in September 2014 documents and information were revealed that indicate that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appears that this mislabeling was deliberate. This conduct was undertaken by the supplier without our knowledge, and we have since ceased purchasing ingredients from this supplier. This supplier was one of our primary sources of chicken meal and turkey meal. As a result of the supplier’s conduct, our advertising claims of “no chicken or poultry by-product meals” were inaccurate as to products containing the mislabeled ingredients. Therefore, we may be exposed to false advertising liability to Nestlé Purina and others to the extent a claimant can prove they were injured by our actions. Such liability may be material. We have brought third-party indemnity and damages claims, with respect to the Nestlé Purina lawsuit, against the supplier that mislabeled the ingredients, as well as a broker involved in those transactions for such mislabeled ingredients. The trial court narrowed certain of our third party claims in response to motions to dismiss filed by the third parties but allowed numerous claims to proceed. In addition, we maintain insurance coverage for some of the Nestlé Purina claims. However, we may not be able to fully recover from such supplier, broker or from our insurance the full amount of any damages we might incur in these matters.
On October 15, 2014, we initiated a separate lawsuit against Nestlé Purina in state court in Connecticut. Nestlé Purina subsequently removed the case to the United States District Court for the District of Connecticut, and the Connecticut District Court then granted Nestlé Purina’s motion to transfer this matter to the same court where Nestlé Purina’s lawsuit against us is pending. Our complaint in this matter alleges that Nestlé Purina has intentionally engaged in false advertising, unfair trade practices and unjust enrichment in the promotion and advertisement of numerous of its products. In particular, our complaint alleges that Nestlé Purina is deceptively advertising that certain high-quality, wholesome ingredients are present in certain of Nestlé Purina’s most popular pet food products in greater amounts, or are more prevalent in the products in relation to other ingredients, than is actually the case. In addition, our complaint alleges that Nestlé Purina is deceptively advertising certain of its products as healthy and nutritious when in fact Nestlé Purina knew that these products were unsafe and were responsible for illness and even death in many of the dogs that consumed them. And our complaint alleges that Nestlé Purina falsely claims its “Just Right” brand of dog food is personalized to match each dog’s unique nutritional needs when it consists of only a limited set of basic ingredient formulas, each of which is substantially similar to the others. Our complaint seeks an injunction prohibiting Nestlé Purina from continuing these false and misleading advertisements, as well as damages and disgorgement of profits, among other things. The matter is in the early stages of discovery. On July 31, 2015, Nestlé Purina filed an amended answer in this case that also asserted counterclaims against us. Nestlé Purina asserted that our complaint does not state viable claims, but that if a ruling is entered against it then “in the alternative” it asserts counterclaims that relate to the advertising of a variety of our products, which Nestlé Purina contends are misleading or deceptive as to the amounts of certain ingredients in those products. On August 28, 2015, we amended our complaint to include allegations that Nestlé Purina falsely claims that its “Bright Mind” dog food is proven to promote alertness, mental sharpness, memory, trainability, attention, and interactivity in dogs age seven and older, when in fact such claims are unsubstantiated and false. In response to Nestlé Purina’s amended answer and counterclaims, we filed a motion to dismiss the counterclaims in their entirety on October 2, 2015. That motion is pending.
We believe Nestlé Purina’s claims are without merit and intend to vigorously defend ourselves. Although we have determined that a loss contingency with respect to the Nestlé Purina litigation is reasonably possible, such litigation and lawsuits are still in their early stages and the final outcome is uncertain. In particular, we have determined that the reasonably possible loss or range of loss resulting from Nestlé Purina proceedings cannot be reasonably estimated due to the following reasons: (1) the early stages of the proceedings, (2) the lack of specific damages sought by the plaintiffs, (3) the uncertainty as to plaintiffs’ support for their damages claim, (4) the uncertainty as to factual issues and (5) our claims against third party defendants and counterclaims against Nestlé Purina.
In addition, a number of related putative consumer class action lawsuits have been filed making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. We also have brought damages and indemnity claims against our former ingredient supplier and broker with respect to the class action lawsuits. In October 2015, we reached a tentative understanding with the plaintiffs on a potential settlement value of $32 million (the "Potential Settlement"). However, at the time of filing, we have not reached an agreement and no assurance can be given that an agreement can be reached. This tentative understanding is subject to further negotiations regarding other critical terms of the settlement, and the completion of a settlement stipulation by the parties as well as preliminary and final approval by the Court. We currently estimate that the reasonably possible loss relating to the Potential Settlement will not exceed the potential settlement value.  The potential settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages. Given the uncertainty and the ongoing nature of our settlement discussions, the ultimate outcome of these class action lawsuits cannot be predicted as the parties could fail to reach an agreement in principle with respect to the critical terms, or a definitive settlement agreement; therefore, a liability, if any, is not determinable at this time and the ultimate outcome could differ materially from the current potential settlement value.
In the normal course of business, we are subject to proceedings, lawsuits and other claims and assessments, which typically include consumer complaints and post-termination employment claims. We have assessed such contingent liabilities and believe the potential of these liabilities is not expected to have a material, if any, effect on our financial position, our results of operations or our cash flows.
ITEM 1A. RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition from the risk factors disclosed in our prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of lncorporation of Blue Buffalo Pet Products, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 27, 2015).
3.2	Amended and Restated Bylaws of Blue Buffalo Pet Products, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 27, 2015).
10.1
Form of Option Agreement under the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-204847)).

10.2
Form of Restricted Stock Unit Agreement under the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 333-204847)).

10.3
Form of Restricted Stock Agreement under the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 333-204847)).

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

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE BUFFALO PET PRODUCTS, INC.

By:	/s/ Kurt Schmidt
Kurt Schmidt
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Nathenson
Michael Nathenson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Finance and Accounting Officer)

Dated: November 13, 2015