Form 10-K
period 2015-12-31
Blue Buffalo Pet Products, Inc.
filed 2016-03-10
CIK 1609989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No. 001-37510
BLUE BUFFALO PET PRODUCTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-0552933
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11 River Road, Wilton, CT	06897
(Address of Principal Executive Offices)	(Zip Code)
(203) 762-9751
(Registrant’s Telephone Number, Including Area Code)
_________________________________________________
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None.
_________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒.
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐                            Accelerated filer  ☐
Non-accelerated filer  ☒                            Smaller reporting company  ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.
On June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Common Stock, $0.01 par value per share, was not listed on any exchange or over-the-counter market.  The registrant’s Common Stock, $0.01 par value per share, began trading on the NASDAQ Stock Market on July 22, 2015.
The number of shares of the registrant’s common stock outstanding as of March 9, 2016 was 196,216,596.
Documents Incorporated by Reference:
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference from the registrant's definitive proxy statement relating to its 2016 annual meeting of shareholders to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year.

Blue Buffalo Pet Products, Inc.
Annual Report on Form 10-K

Statement Regarding Forward-Looking Disclosures

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.
These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statement is subject to various risks and uncertainties. Accordingly, there are, or will be, important factors that could cause actual outcomes or results to differ materially from those indicated in these statements.
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the following:

•	We may not be able to successfully implement our growth strategy on a timely basis or at all;

•	The growth of our business depends on our ability to accurately predict consumer trends and demand and successfully introduce new products and product line extensions and improve existing products;

•	Any damage to our reputation or our brand could have a material adverse effect on our business, financial condition, and results of operations;

•	Our growth and business are dependent on trends that may change or not continue, and our historical growth may not be indicative of our future growth;

•	There may be decreased spending on pets in a challenging economic climate;

•	Our business depends, in part, on the sufficiency and effectiveness of our marketing and trade promotion programs;

•	If we are unable to maintain or increase prices, our margins may decrease;

•	We are dependent on a relatively limited number of customers for a significant portion of our sales;

•	We rely upon a limited number of contract manufacturers to provide a significant portion of our supply of products; and

•
We are involved in litigation with Nestlé Purina PetCare Company, including false advertising claims relating to the ingredients contained in our pet food. Regardless of whether we are successful in our defense of these claims or in our counter claims, this litigation may adversely affect our brand, reputation, business, financial condition and results of operations.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’

likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
Terms Used in This Annual Report on Form 10-K

We use the terms "we," "us" and the "Company" in this Annual Report on Form 10-K to refer to Blue
Buffalo Pet Products, Inc. and its subsidiaries. We define our market share based on retail sales rather than volume sold. Our market share based on volume sold is typically lower than our market share based on retail sales as our products are priced at a premium to many of our competitors’ products. We calculate the percentage of dogs and cats eating our products based on our share of volume sold in Tracked Channels. We define our market segments as follows:

Wholesome Natural brands achieve their nutritional targets using only natural ingredients (as defined by AAFCO), and may include added vitamins, minerals and other trace nutrients. All Wholesome Natural dry foods have whole meats and/or meat meals, with the type of animal protein clearly identified, as their principal ingredients. Wholesome Natural products (dry foods, wet foods and treats) do not include chicken or poultry by-product meals, which we believe pet parents do not desire. Wholesome Natural products also do not rely on grain proteins, such as corn gluten meal, wheat gluten and soybean meal, as principal sources of protein, as grain proteins have a narrower array of amino acids compared to animal proteins. In addition, these products also do not use corn, wheat, soy or fractionated grains, such as brewer’s rice, as sources of starch.

Engineered brands achieve their nutritional targets without fulfilling all the requirements of the Wholesome Natural market segment. They typically do not contain whole meat or meat meal as their principal ingredients and/or they use lower cost proteins (such as chicken by-product meal, corn gluten meal or wheat gluten) and lower-cost starches (such as corn, wheat or fractionated grains). Engineered products may or may not include artificial ingredients or preservatives.

Private Label brands are owned by retailers. While the vast majority of Private Label products fall within the Engineered market segment, some Private Label products fall within the Wholesome Natural market segment based on their ingredients. However, consistent with retail industry practice, market data providers do not identify the specific Private Label SKUs. As a result, Private Label market segment sales are not categorized into either the Wholesome Natural or the Engineered market segment.

Therapeutic (Rx) brands are formulated to support treatment for certain medical conditions and are prescribed by veterinarians. Certain Therapeutic pet foods that claim to diagnose, cure, mitigate or prevent diseases are regulated by the U.S. Food and Drug Administration, or FDA, as animal drugs rather than as pet food, and are subject to FDA pre-market approval. In light of this regulatory process and the distinct Vet channel for the sale of Therapeutic pet foods, there is no Private Label participation in this market segment.

For purposes of this Annual Report on Form 10-K:

“Tracked Channels” refers to stores and other outlets within channels in which a third-party industry source collects and reports sales data on an ongoing basis with stock keeping unit, or SKU, level detail. In our industry, Tracked Channels include Food-Drug-Mass, or FDM, included in Nielsen’s xAOC data, as well as pet stores (including national pet superstores, regional pet store chains and neighborhood pet stores) and veterinary clinics, or Vet, included in data from GfK.

“Untracked Channels” refers to stores and other outlets within channels in which no third-party industry source collects and reports sales data on an ongoing basis with SKU level detail. In our industry, Untracked Channels include FDM retailers that do not participate in Nielsen tracking (e.g., Costco and Whole Foods), farm and feed stores, eCommerce retailers, hardware stores and military outlets.

This Annual Report on Form 10-K includes our trademarks, trade names and service marks, such as “Blue Buffalo,” “LifeSource Bits,” “Life Protection Formula,” “BLUE Basics,” “BLUE Freedom,” and “BLUE Wilderness,” as well as the BLUE shield logo, the Blue Buffalo figure logo and the tag line “Love them like family. Feed them like family.” which are protected under applicable intellectual property laws and are our property. This Annual Report on Form 10-K also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
Social Media
We may use our website (www.bluebuffalo.com) and our corporate Facebook page (https://www.facebook.com/BlueBuffalo) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission ("SEC") filings and public conference calls and webcasts. The contents of our website and social media channel are not, however, a part of this report.

PART I

ITEM 1. BUSINESS
Overview
We are the fastest growing major pet food company in the United States, selling dog and cat food made with whole meats, fruits and vegetables, and other high-quality, natural ingredients. BLUE is a billion dollar brand based on net sales and is the #1 brand in the Wholesome Natural market segment. We currently have approximately 6% share of the U.S. pet food market and feed only 2-3% of the 164 million pets in the United States. With a proven new user acquisition strategy, we are committed to converting more pet parents into True Blue Believers and continuing to increase our share of the attractive $27 billion U.S. pet food market.
We believe we have built an exceptional company with a breakthrough brand and an innovative business model, backed by our mission and our belief in a large unmet consumer demand for pet food with high-quality, natural ingredients.
Our History
Today, Blue Buffalo Pet Products, Inc. (“BBPP”) and together with its subsidiaries (the “Company,” “we,” “us,” “its,” and “our”) conducts its business exclusively through its wholly-owned operating subsidiary, Blue Buffalo Company, Ltd. (“Blue”) and its subsidiaries. Blue was originally formed in August 2002 as a limited liability company under the name The Blue Buffalo Company, LLC. In December 2006, Blue converted into a corporation under the name Blue Buffalo Company, Ltd. In July 2012, we undertook a corporate reorganization and exchanged the stock of Blue for the stock of BBPP, a newly formed Delaware corporation. As part of the corporate reorganization, BBPP established another Delaware corporation, Blue Pet Products, Inc., which then became the sole shareholder of Blue.
Blue is the parent company of five wholly-owned subsidiaries: Great Plains Leasing, LLC, Heartland Pet Food Manufacturing, Inc. (“Heartland”), Sierra Pet Products, LLC, Blue Buffalo Pet Products Canada, Ltd., and Blue Buffalo Japan Kabushiki Kaisha. Additionally, Blue Buffalo Import Mexico, S. de R.L. de C.V. and Blue Buffalo Mexico, S. de R.L. de C.V. are indirect wholly-owned subsidiaries of BBPP. BBPP and its subsidiaries develop, produce, market, and sell pet food under the BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, and BLUE Natural Veterinary Diet lines. Our products are produced domestically at our Heartland facility and through contract manufacturers for distribution to retailers in specialty channels throughout the United States of America, Canada, Japan, and Mexico.
On July 27, 2015, BBPP completed the initial public offering (“IPO”) of shares of its common stock, in which existing stockholders of BBPP sold approximately 44 million shares of common stock of BBPP. In addition, BBPP issued approximately 31 thousand shares of common stock to approximately 1,700 non-management employees at no cost to them.
Our Industry
Pet food is one of the largest CPG categories in the United States. We estimate the U.S. pet food industry had approximately $27.0 billion in retail sales in 2015. According to Euromonitor, the pet food industry had $45.0 billion in additional retail sales outside the United States in 2015, bringing the total size of the global pet food industry of approximately $72.0 billion.

U.S. pet food retail sales grew 62% between 2005 and 2015, which represents a CAGR of 5%, based on data from Euromonitor. The industry growth over this period has been fueled by the “humanization” of pets, as pets are increasingly regarded as family members. This humanization trend has led pet parents to increasingly evaluate pet foods in the same way they scrutinize their own food choices. As more pet parents seek better, more wholesome options for themselves, they also seek these types of options for their pets. As a result, a significant number of pet parents have demonstrated a willingness to pay a premium for pet food that they believe will enhance the well-being of their pets. The higher demand for natural food products and more specialized formulas for different life-stages, breed sizes, special needs and diet types has fueled premiumization in the industry, leading to the faster growth of products with higher revenue per pound. This premiumization trend has impacted all market segments and product types in the pet food industry.
Our Brand and Products
We have the broadest portfolio of products of any natural pet food brand in the United States. Our tailored product offerings enable our pet parents to satisfy their pet’s specific dietary, lifestyle and life-stage needs, offering them no-compromise product solutions. We also have a broad product portfolio across different product types, diet types, breed sizes for dogs, lifestages, flavors, product functions and textures and cuts for wet foods.
We operate our business on the basis of one reportable operating segment. For more information on our operating segment reporting, as well as financial information about geographic areas, see Note 2 - "Basis of Presentation" to our consolidated financial statements under Item 8. "Financial Statements and Supplementary Data."
Our product portfolio enjoys a strong base of existing products, combined with a strong track record of significant and incremental new product introductions. We have a multi-year product development funnel we use to plan and manage our product development engine. Once a concept passes our screening criteria, we believe we can bring new products to the market significantly faster than our major competitors as a result of our singular focus on the Wholesome Natural market segment and our integrated in-house marketing, research and development and product development capabilities. Our retail partners in the specialty channels also look to us to drive innovation and enable us to rapidly introduce new products into the marketplace.
We have four major product lines under our master BLUE brand in addition to our recently introduced BLUE Natural Veterinary Diet. Each of our product lines has a different nutritional philosophy and distinct personality. We continue to deepen each product line with new products, expand each product line’s shelf presence and support each product line with advertising:
▪ BLUE Life Protection Formula – introduced in 2003, this is our original and largest product line with the broadest flavor, functional and breed-specific variety. Products under this line may not refer to “BLUE Life Protection Formula” explicitly on their packaging as we group all food products that that are not specifically designated as one of our other lines below;

▪ BLUE Wilderness – introduced in 2007, this is our high-meat, high-protein, grain-free ancestral feeding line and our second largest product line;

▪ BLUE Basics – introduced in 2010, this is our line of limited ingredient diet products for pets with food sensitivities;
▪ BLUE Freedom – introduced in 2012, this is our grain-free line that is a cousin of the original BLUE Life Protection Formula line; and

▪ BLUE Natural Veterinary Diet – introduced in 2015, this is our line of Therapeutic diets for pets, offered exclusively through veterinarians.

Sales and Distribution Channels
We sell our products in the United States, Canada, Japan, and Mexico. The majority of our net sales are in the United States. In 2015, only 4% of our net sales were outside the United States.
BLUE products are sold in specialty channels, including national pet superstore chains, regional pet store chains, neighborhood pet stores, farm and feed stores, eCommerce retailers, military outlets, hardware stores, and veterinary clinics and hospitals. Our sales in the veterinary channel are currently minimal.
We sell our products directly to retailers in the specialty channels and through distributors that focus on the specialty channels. In 2015, management believes specialty channels accounted for 47% of U.S. pet food sales, with FDM channels accounting for the other 53%. Specialty channels include a diverse set of retailers with over 20,000 stores (which includes national pet superstore chains (i.e., PetSmart and Petco), regional pet store chains (e.g., Pet Supplies Plus, Pet Supermarket, Petsense and Pet Valu), neighborhood pet stores, farm and feed stores (e.g., Tractor Supply Company and Mid-States), eCommerce retailers (e.g., Amazon, Chewy and Petflow, as well as websites of major specialty retailers), military outlets and hardware stores) and 25,000 veterinary clinics. We have chosen to sell BLUE in the specialty channels as we believe these channels provide a better environment for us to interact with and educate pet parents, help position BLUE as a premium brand and dedicate more shelf space to pet food, which grants consumers access to a broader range of our products. Pet food sales in specialty channels have grown faster than pet food sales in the FDM channel for the past 20 years as a result of the expansion of the channel and its pet focused environment and superior product selection.
Whether we sell our products directly to retailers or through distributors primarily depends on the size of the account and whether the account has account-operated distribution centers for its own outlets. We review accounts on a regular basis and may re-designate them as a direct or distributor account depending on our cost-to-serve them, trends in their business and channel and changes in their distribution capabilities. The majority of our products are sold directly to retailers. Our direct accounts include large national and regional chains with their own distribution capability, such as PetSmart, Petco, Tractor Supply Company and Pet Supermarket, as well as larger online retailers. In 2015, 70% of our net sales were generated from sales to national pet superstores PetSmart and Petco. If we were to lose any of these key customers, our business, financial condition and results of operations would be materially adversely affected.
Most of our retailers in the regional and neighborhood specialty channel and the farm and feed store channel are served through our distributors. We have multiple distributors in most of our geographic areas. These distributors specialize in, and typically carry a wide assortment, of pet products. We believe we are one of their largest and fastest growing brands. Our distributors provide mainly logistics services and limited in-field sales support, with sales and account acquisition being driven primarily by us and through in-bound interest directly from retailers. From time to time, we offer certain promotional incentives to distributors to help them build our business.
Our sales teams are organized by the type of retail accounts they sell to in order to optimize sales strategies and tools. Our National Accounts Team services large national chains, while our Regional Accounts Team services regional pet store chains, neighborhood pet stores, farm and feed stores and eCommerce retail accounts. Both teams share a sales operations team, which assists them with planning, fulfillment, sales and market analytics and pet parent relations. We also have a Regional Accounts field sales force, which works closely with distributor representatives to acquire new accounts and improve our position at our existing accounts. Having started selling BLUE products in national pet superstores, a substantial majority of our sales are to national accounts, although we believe regional retailers are increasingly seeking out BLUE products as our brand awareness grows. After having doubled our Regional Accounts field sales force in 2013, we believe we now have one of the largest sales forces dedicated to the regional and neighborhood pet and farm and feed channels.

In addition, we deploy our Pet Detectives, part-time pet-passionate team members, to help us fulfill our mission to educate fellow pet parents about pet nutrition. Pet Detectives interact with pet parents one-on-one as they shop for pet food in specialty stores nationwide and in Canada. Our Pet Detective program serves as an educational marketing and sales platform as it is a resource for both pet parents already feeding their pets BLUE and pet parents currently feeding their pets other pet food brands. The Pet Detectives allow us to engage pet parents with our brand story, our mission and our shared love for pets in an authentic manner.
Manufacturing Network
Our products, including those sold outside of the U.S., are currently manufactured through a hybrid network of owned and contracted manufacturing facilities and distributed from owned and contracted distribution centers. Our Heartland facility in Joplin, Missouri is expected to provide us with the majority of our forecasted dry food production needs over the next several years. We have also commenced plans to expand our internal manufacturing capabilities to provide additional production capacity in the future.
Our business arrangements with our third party contracted manufacturing facilities vary by contract manufacturing partner. With our largest, core contract manufacturers, we typically have multi-year contracts in place that guarantee an amount of monthly production capacity and annual or multi-year fixed tolling charges, while assuring the contract manufacturer a minimum order volume on a monthly or quarterly basis. This arrangement allows the contract manufacturer to achieve efficiencies in managing its facility, while assuring us of the capacity we need to meet our growing volume requirements. With contract manufacturers with whom we do not have multi-year contracts, we typically have commitments of capacity based on a rolling three months forecast. We work closely with each of our manufacturing partners and provide them with a rolling production forecast, which enables them to better capacity plan and sequence their production efficiently.
Our natural ingredients and packaging materials are sourced primarily from suppliers in the United States. Our procurement team is responsible for assuring ingredient supply and pricing to meet forecasted demand. We contract and ensure availability directly with suppliers for most of the major ingredients in our dry foods, whether manufactured by us at our Heartland facility or by our contract manufacturers. All supplier facilities then go through our rigorous quality qualification process based on our ingredient specifications before any ingredients are shipped. The manufacturing facilities in our manufacturing network then purchase these ingredients from suppliers approved by us on the terms we negotiated. This has allowed us to consolidate ingredient sourcing across our manufacturing network in order to negotiate favorable pricing and consistency on ingredients for dry foods, which make up the majority of our product portfolio. For wet foods and treats, our contract manufacturers negotiate directly with suppliers approved by us and purchase ingredients directly based on our specifications. We have detailed specifications for raw materials used in all of our products. In all cases, we purchase finished products from the contract manufacturers predominantly on a cost-plus basis. We pay our contract manufacturers on a dollar-per-pound basis for dry foods and dollar-per-unit basis for wet foods and treats. These arrangements allow us to control the cost structure of our products. At our Heartland facility, we are responsible for the direct procurement of all ingredients and packaging for products we manufacture in-house.
Research and Development
Our research and development and product development teams work together to develop natural products that we, as pet parents, would want to feed our pets. Our focus on natural ingredients is a core advantage as we continue to develop and build upon our expertise. The formulations and processes required for the manufacture of Wholesome Natural pet foods are often different from those of Engineered pet foods. For example, developing and managing the shelf life of products is more difficult when using only natural preservatives. In addition, wheat, which is a “natural” ingredient, is a low-cost but effective food binder that is commonly used in the pet food industry. Since we do not use wheat in any of our products, we have developed know-how and expertise in the use of ingredients other than wheat to act as food binders. Our research and development team, staffed with animal nutritionists with PhDs and food scientists, works on new technologies, formulations and testing. Our product development team provides consumer and market insight, as well as project management leadership. Working together with our in-house advertising and marketing agency, the two teams develop and launch new products and improve our existing products. We also work with external technical experts and suppliers to help us stay at the forefront of technological developments and advancements. In 2015, 2014 and 2013, our total research and development expenses were $9.5 million, $7.6 million, and $4.6 million, respectively. These expenses include personnel costs, testing costs and expenses related to outside services.
Competitive Landscape
The pet food industry is highly competitive. We compete on the basis of product quality and palatability, brand awareness and loyalty, product variety and ingredients, interesting product names, product packaging and package design, shelf space, reputation, price and promotional efforts. Our main competitors are large consumer packaged goods companies ("CPG") with long histories and well recognized brands. Companies with major pet food businesses include Nestlé, Mars, the J.M. Smucker Company (owner of Big Heart Pet Brands, formerly known as Del Monte) and Colgate-Palmolive.
The pet food industry is highly fragmented at the brand level, with over 100 brands with retail sales exceeding $10 million in Tracked Channels in 2015. Our major competitors typically follow a brand portfolio approach with each brand often having distinct positioning by species and/or product type. Unlike most of our competitors, we have a master BLUE brand with a strong identity on the top and individual product lines underneath.
Over the last decade, all of our major competitors and many independent companies have also entered or have attempted to benefit from the fast-growing Wholesome Natural market segment through new brand introductions, brand extensions and/or acquisitions. These attempts have included entries directly into the Wholesome Natural market segment, as well as launching brands and products that have some but not all of the Wholesome Natural market segment’s characteristics. Most of the pet food brands we compete with in the Wholesome Natural market segment, such as the Wellness and Taste of the Wild brands, are not owned by major pet food companies but are instead owned by other pet food companies such as WellPet and Diamond Pet Foods, respectively. In 2015, we had approximately one-third market share in the Wholesome Natural market segment and were approximately four times the size of the next largest Wholesome Natural brand.
In 2015, the Therapeutic market segment had retail sales of approximately $1.6 billion in the United States and continued to grow at a significantly higher rate than the overall pet food market. We believe there are significant barriers-to-entry to the Therapeutic market segment as it requires significant research and development expertise and investment, the ability to reach veterinary clinics through a separate sales force and distribution network, as well as compliance with specific FDA regulatory requirements and processes. As a result, currently only three major pet food companies participate in the Therapeutic market segment in the United States. Over the past several years, we have invested significant time and resources analyzing this market segment and in 2015 we entered this market segment with differentiated natural Therapeutic pet food products.
Seasonality
Our business is generally not subject to seasonal fluctuations to any significant extent.
Our Organization: “The Herd”
Our company culture is an integral part of our strategy and one of our founding objectives is being a great place to work. We have a strong and dedicated team of employees we refer to as “the Herd,” where each one of us is a “Buff.” Our company culture is built on entrepreneurship, collaboration, a commitment to Blue Buffalo’s mission, a competitive spirit and a friendly, casual work environment. As of December 31, 2015, we employed approximately 1,900 Buffs, including full-time and part-time Buffs, none of whom was represented by a labor union. We believe we have a good relationship with our team members and that our company culture is a key competitive advantage and a strong contributor to our success.

Our Trademarks and Other Intellectual Property
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “Blue Buffalo,” “LifeSource Bits,” “Life Protection Formula,” “BLUE Basics,” “BLUE Freedom,” “BLUE Wilderness,” “BLUE Naturally Fresh,” “BLUE Natural Veterinary Diet,” the BLUE shield logo and the Blue Buffalo figure logo, each of which is registered or has a trademark registration pending with the U.S. Patent and Trademark Office. The Blue shield design logo is also registered or has a trademark registration pending in Canada, Mexico, Japan, Europe, Russia, China, Australia and approximately 26 other countries or registries. We also have numerous other trademark registrations and pending applications for product names and tag lines that are essential to our branding. Our trademarks are valuable assets that reinforce the distinctiveness of our brand and our consumers’ favorable perception of our products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. In addition to trademark protection, we own numerous URL designations, including www.bluebuffalo.com and www.bluesbuddies.com. We also rely on and carefully protect unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position.
Government Regulation
Blue Buffalo, along with its contract manufacturers, distributors and ingredients and packaging suppliers, is subject to extensive regulation in the United States by federal, state and local government authorities including the FDA, the United States Department of Agriculture, U.S. Customs and Border Protection and the EPA, as well as state and local agencies, with respect to registrations, production processes, product attributes, packaging, labeling, storage and distribution. We believe that we are in material compliance with all regulations applicable to our business.
Pet Food-Related Regulation
The FDA’s Center for Veterinary Medicine, or CVM, regulates animal feed, including pet food, under the Federal Food, Drug, and Cosmetic Act ("FFDCA") and its implementing regulations. Although pet foods are not required to obtain premarket approval from the FDA, any substance that is added to or is expected to become a component of a pet food must be used in accordance with a food additive regulation, unless it is generally recognized as safe, or GRAS, under the conditions of its intended use. A food additive regulation may be obtained through the submission of a food additive petition to the FDA demonstrating that a food additive is safe for its intended use and has utility. Use of a food ingredient that is neither GRAS nor an approved food additive may cause a food to be adulterated, in which case the food may not be legally marketed in the United States.
The labeling of pet foods is regulated by both the FDA and some state regulatory authorities. FDA regulations require proper identification of the product, a net quantity statement, a statement of the name and place of business of the manufacturer or distributor, and proper listing of all the ingredients in order of predominance by weight. The FDA also considers certain specific claims on pet food labels to be medical claims and therefore subject to prior review and approval by the FDA. These include claims such as “hairball control,” “improved digestibility” and “urinary tract health.” In addition, the Food and Drug Administration Amendments Act of 2007 requires the FDA to establish ingredient standards and definitions for pet food, processing standards for pet food, and updated labeling standards for pet food that include nutritional and ingredient information. The FDA is currently working to implement these requirements.
The FDA has recently identified concerns regarding products that provide nutrients in support of an animal’s daily nutrient needs but which are also labeled as being intended for use to diagnose, cure, mitigate, treat or prevent disease, thereby meeting the statutory definitions of both a food and a drug. In the past, the FDA has generally exercised discretion with regard to enforcement of the regulatory requirements applicable to animal drugs in the context of dog and cat foods (1) that provided nutrients in support of the animal’s total required daily nutrient needs, (2) that were distributed only through licensed veterinarians and (3) with respect to which manufacturers restricted labeling claims. However, noting an increase in the number of dog and cat foods labeled as being intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease, and noting that animal health may suffer when such products are not subject to pre-market FDA approval and are provided in the absence of a valid veterinarian-client-patient relationship, the FDA recently issued a list of specific factors it will consider in determining whether to initiate enforcement action against products that satisfy the definitions of both an animal food and an animal drug, but which do not comply with the regulatory requirements applicable to animal drugs. We currently produce products, such as cat food with hairball management, that undergo FDA pre-market inspection. While we believe that we market our products in accordance with the applicable FDA regulatory requirements, the FDA may classify some of our products differently than we do and may impose more stringent regulations applicable to animal drugs, such as requirements for pre-market approval and compliance with GMPs for the manufacturing of pharmaceutical products. We intend to produce more products that we anticipate will be subject to FDA pre-market inspection, including new products to the Therapeutic market segment.
Under Section 423 of the FFDCA, the FDA may require the recall of an animal feed product if there is a reasonable probability that the product is adulterated or misbranded and the use of or exposure to the product will cause serious adverse health consequences or death. In addition, pet food manufacturers may voluntarily recall or withdraw their products from the market. In 2015, we issued two voluntary recalls. The first recall concerned certain cat treats, due to the possible presence of propylene glycol, an ingredient not permitted for use in cat food, and the second recall concerned certain dog bones, due to potential salmonella contamination.
Most states also enforce their own labeling regulations, many of which are based on model definitions and guidelines developed by AAFCO. AAFCO is a voluntary, non-governmental membership association of local, state and federal agencies that are charged with regulation of the sale and distribution of animal feed, including pet foods. The degree of oversight of the implementation of these regulations varies by state, but typically includes a state review and approval of each product label as a condition of sale in that state.
Most states require that pet foods distributed in the state be registered or licensed with the appropriate state regulatory agency. In addition, most facilities that manufacture, process, pack, or hold foods, including pet foods, must register with the FDA and must renew their registration every two years. This includes most foreign, as well as domestic facilities. Registration must occur before the facility begins its pet food manufacturing, processing, packing, or holding operations.
In 2011, the Food Safety Modernization Act ("FSMA") was enacted. The FSMA mandates, among other things, that the FDA adopt preventative controls to be implemented by pet food facilities in order to minimize or prevent hazards to food safety.  Under the FSMA, the FDA finalized the Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls for Food for Animals on September 17, 2015.  The final rule has staggered compliance dates based on the business size.  There are two components of the final rule with different compliance dates including CGMP requirements and the Preventive Controls.  Blue Buffalo must be in compliance with the CGMP by September 2016 and with the Preventive Controls by September 2017.  The FDA has also finalized the Foreign Supplier Verification Program ("FSVP") on November 27, 2015.  The compliance date is July 2017.  The third relevant regulation that is proposed is the Sanitary Transportation of Animal Food.  It is expected to be finalized later this year.  We are prepared and we will be in compliance for all three regulations as they come into force.
We are also subject to the laws of Canada, Mexico and Japan, as well as provincial and local regulations, with regard to products exported to those jurisdictions. In Canada, we are subject to regulation and oversight by the Canadian Food Inspection Agency and other provincial and local agencies. In Mexico, we are subject to regulation and oversight by the Secretariat of Agriculture, Livestock, Rural Development, Fisheries and Food ("SAGARPA"), the National Service of Health, Food Safety and Quality ("SENASICA") which is an administrative body of SAGARPA and other state and local agencies. In Japan, we are subject to regulation and oversight by the Ministry of Agriculture, Forestry and Fisheries, the Ministry of the Environment and other local agencies. As we enter into new foreign markets, we will be subject to similar laws and regulation, and oversight by foreign governmental and regulatory agencies, in those jurisdictions.

Employee and Occupational Safety Regulation

We are subject to certain state and federal employee safety and employment practices regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act, and regulations governing prohibited workplace discriminatory practices and conditions. These regulations require us to comply with certain manufacturing safety standards, including protecting our employees from accidents, providing our employees with a safe and non-hostile work environment and being an equal opportunity employer.
Environmental Regulation

As a result of our pet food manufacturing and packaging activities, we at our Heartland facility and we and our contract manufacturers at their facilities, are subject to federal, state and local environmental laws and regulations. These govern, among other things, air emissions, wastewater and stormwater discharges, and the treatment, handling and storage and disposal of materials and wastes.
Manufacturing Related Regulation

In connection with our operations at our Heartland manufacturing facility, we are subject to the jurisdiction of the U.S. Department of Agriculture and certain state and local agencies which may inspect the facility and regulate health and safety issues. Ownership of land in Joplin, Missouri and the operation of the Heartland facility also subject us to regulation by the Missouri Department of Natural Resources and local planning, zoning and health agencies. The facility must also be registered with the FDA.
Available Information
Our Internet address is www.bluebuffalo.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. On our website, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We also make available on our website, our Code of Ethics and Business Conduct, our Corporate Governance Principles, and the charters for the Compensation and Audit Committees of the Board of Directors. Our SEC filings are also available for reading and copying at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risk factors as well as the other information contained in this Annual Report on Form 10-K in evaluating our Company and our business. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business operations. If any of the following risks actually occur, our business, results of operations and financial condition may be materially adversely affected.

Risks Related to Our Business and Industry

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution and improving placement of our products in the stores of our retail partners, attracting new consumers to our brand and introducing new products and product line extensions and expanding into new markets. Our ability to implement this growth strategy depends, among other things, on our ability to:

•	enter into distribution and other strategic arrangements with retailers and other potential distributors of our products;

•	continue to effectively compete in specialty channels;

•	secure shelf space in the stores of our retail partners;

•	increase our brand recognition by effectively implementing our marketing strategy and advertising initiatives;

•	expand and maintain brand loyalty;

•	develop new products and product line extensions that appeal to consumers;

•	maintain and, to the extent necessary, improve our high standards for product quality, safety and integrity;

•	successfully expanding our internal manufacturing capabilities, including the construction of a second dry food facility;

•	maintain sources for required supply of quality raw ingredients to meet our growing demand;

•	successfully operate our Heartland facility;

•	further expand in both new and existing international markets;

•	identify and successfully enter and market our products in new geographic markets and market segments; and

•
educate the veterinarian community about our new line of veterinary exclusive therapeutic products and generate recommendations from veterinarians for our current portfolio of wholesome natural products.

We may not be able to successfully implement our growth strategy and may need to change our strategy. If we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful, our business, financial condition and results of operations may be materially adversely affected.

The growth of our business depends on our ability to accurately predict consumer trends and demand and successfully introduce new products and product line extensions and improve existing products.

Our growth depends, in part, on our ability to successfully introduce new products and product line extensions and improve and reposition our existing products to meet the requirements of pet parents and the dietary needs of their pets. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands and preferences. The development and introduction of innovative new products and product line extensions involve considerable costs. In addition, it may be difficult to establish new supplier relationships and determine appropriate product selection when developing a new product or product line extension. Any new product or product line extension may not generate sufficient customer interest and sales to become a profitable product or to cover the costs of its development and promotion and may reduce our operating income. In addition, any such unsuccessful effort may adversely affect our brand. If we are not able to anticipate, identify or develop and market products that respond to changes in requirements and preferences of pet parents and their pets or if our new product introductions or repositioned products fail to gain consumer acceptance, we may not grow our business as anticipated, our sales may decline and our business, financial condition and results of operations may be materially adversely affected.

Any damage to our reputation or our brand could have a material adverse effect on our business, financial condition, and results of operations.

Maintaining our strong reputation with consumers, our retail partners and our suppliers is critical to our success. Our brand may suffer if our marketing plans or product initiatives are not successful. The importance of our brand may increase if competitors offer more products with formulations similar to ours. Further, our brand may be negatively impacted due to real or perceived quality issues or if consumers perceive us as being untruthful in our marketing and advertising, even if such perceptions are not accurate. Product contamination, the failure to maintain high standards for product quality, safety and integrity, including raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling or contamination, even if untrue or caused by our third-party contract manufacturers or raw material suppliers, may reduce demand for our products or cause production and delivery disruptions. We maintain guidelines and procedures to ensure the quality, safety and integrity of our products. However, we may be unable to detect or prevent product and/or ingredient quality issues, mislabeling or contamination, particularly in instances of fraud or attempts to cover up or obscure deviations from our guidelines and procedures. For example, we discovered that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appears that this mislabeling was deliberate. If any of our products become unfit for consumption, cause injury or are mislabeled, we may have to engage in a product recall and/or be subject to liability. Damage to our reputation or our brand or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and our business, financial condition and results of operations may be materially adversely affected.

Our growth and business are dependent on trends that may change or not continue, and our historical growth may not be indicative of our future growth.

The growth of the overall pet food industry depends primarily on the continuance of current trends in humanization of pets and premiumization of pet foods as well as on general economic conditions, the size of the pet population and average dog size. The growth of the Wholesome Natural market segment and our business, in particular, depends on the continuance of such humanization and premiumization trends and health and wellness trends. These trends may not continue or may change. In the event of a decline in the overall number or average size of pets, a change in the humanization, premiumization or health and wellness trends or during challenging economic times, we may be unable to persuade our customers and consumers to purchase our branded products instead of lower-priced products, and our business, financial condition and results of operations may be materially adversely affected and our growth rate may slow or stop. In addition, while we expect that our net sales will continue to increase, we believe that our growth rate will decline in the future as our scale increases.

There may be decreased spending on pets in a challenging economic climate.

The United States and other countries have experienced and continue to experience challenging economic conditions. Our business, financial condition and results of operations may be materially adversely affected by a challenging economic climate, including adverse changes in interest rates, volatile commodity markets and inflation, and contraction in the availability of credit in the market and reductions in consumer spending. In addition, a slow-down in the general economy or a shift in consumer preferences for economic reasons or otherwise to regional, local or Private Label products or other less expensive products may result in reduced demand for our products which may affect our profitability. The keeping of pets and the purchase of pet-related products may constitute discretionary spending for some of our consumers and any material decline in the amount of consumer discretionary spending may reduce overall levels of pet ownership or spending on pets. As a result, a challenging economic climate may cause a decline in demand for our products which could be disproportionate as compared to competing pet food brands since our products command a price premium. In addition, we cannot predict how current or worsening economic conditions will affect our retail partners, suppliers and distributors. If economic conditions result in decreased spending on pets and have a negative impact on our retail partners, suppliers or distributors, our business, financial condition and results of operations may be materially adversely affected.

Our business depends, in part, on the sufficiency and effectiveness of our marketing and trade promotion programs.

Due to the highly competitive nature of our industry, we must effectively and efficiently promote and market our products through television, internet and print advertisements as well as trade promotions and incentives to sustain our competitive position in our market. Marketing investments may be costly. In addition, we may, from time to time, change our marketing strategies and spending, including the timing or nature of our trade promotions and incentives. We may also change our marketing strategies and spending in response to actions by our competitors and other pet food companies. The sufficiency and effectiveness of our marketing and trade promotions and incentives are important to our ability to retain and/or improve our market share and margins. If our marketing and trade promotions and incentives are not successful or if we fail to implement sufficient and effective marketing and trade promotions and incentives or adequately respond to changes in our competitors' marketing strategies, our business, financial condition and results of operations may be adversely affected.

If we are unable to maintain or increase prices, our margins may decrease.

Our success depends in part upon our ability to persuade consumers to purchase our branded products, which generally command a price premium as compared to prices of Engineered and Private Label products. Some products in the Engineered market segment may be labeled as “natural” in accordance with the AAFCO regulatory definition even though they do not satisfy all the requirements of the Wholesome Natural market segment. These products are often priced lower than ours and even if we do not increase prices, consumers may choose to purchase such products instead of ours, based on the fact that such products cost less but yet are still labeled as “natural.”

We rely in part on price increases to offset cost increases and improve the profitability of our business. Our ability to maintain prices or effectively implement price increases may be affected by a number of factors, including competition, effectiveness of our marketing programs, the continuing strength of our brand, market demand and general economic conditions, including inflationary pressures. In particular, in response to increased promotional activity by other pet food companies, we have increased our promotional spending, which has resulted in a lower average price per pound for our products and has adversely impacted our gross margins. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases that we have announced or already implemented, whether through a change in list price or increased promotional activity. If we are unable to maintain or increase prices for our products or must increase promotional activity, our margins may be adversely affected. Furthermore, price increases generally result in volume losses, as consumers purchase fewer units. If such losses are greater than expected or if we lose distribution due to a price increase, our business, financial condition and results of operations may be materially adversely affected.

If our products are alleged to cause injury or illness or fail to comply with governmental regulations, we may need to recall our products and may experience product liability claims.

Our products may be exposed to product recalls, including voluntary recalls or withdrawals, if they are alleged to cause injury or illness or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider do not meet our standards, whether for palatability, appearance or otherwise, in order to protect our brand and reputation. In 2015, we issued two voluntary recalls. The first recall concerned certain cat treats, due to the possible presence of propylene glycol, an ingredient not permitted for use in cat food, and the second recall concerned certain dog bones, due to potential salmonella contamination. Both recalls were the result of errors occurring at third party suppliers. These recalls resulted in a reduction to net sales and the incurrence of incremental expenses. If there is any future product recall or withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation and lost sales due to the unavailability of the product for a period of time, our business, financial condition and results of operations may be materially adversely affected.

We also may be subject to product liability claims if the consumption or use of our products is alleged to cause injury or illness. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may not be able to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage, which may result in future product liability claims being uninsured. If there is a product liability judgment against us or a settlement agreement related to a product liability claim, our business, financial condition and results of operations may be materially adversely affected.

We are dependent on a relatively limited number of customers for a significant portion of our sales.

We sell our products to retail partners and distributors in specialty channels. Our two largest retail partners, PetSmart and Petco, accounted for 46% and 24% of our net sales for the year ended December 31, 2015, 49% and 24% of our net sales for the year ended December 31, 2014, and 53% and 22% of our net sales for the year ended December 31, 2013. If we were to lose any of our key customers, if any of our retail partners reduce the amount of their orders or if any of our key customers consolidate, reduce their store footprint and/or gain greater market power, our business, financial condition and results of operations may be materially adversely affected. In addition, we may be similarly adversely impacted if any of our key customers experience any operational difficulties or generate less traffic.

In addition, we do not enter into contracts with national pet superstores and certain other large retailers, and we do not have long-term contracts with our other customers. As a result, we rely on our consumers’ continuing demand for our products and our position in the market for all purchase orders. If our retail partners or distributors change their pricing and margin expectations or business strategies as a result of industry consolidation or otherwise, including a reduction in the number of brands they carry or amount of shelf space or a shift of shelf space they allocate to our products, or increased emphasis on Private Label or another brand’s products, our sales could decrease and our business, financial condition and results of operations may be materially adversely affected.

We rely upon a limited number of contract manufacturers to provide a significant portion of our supply of products.

There is limited available manufacturing capacity that meets our quality standards. Our current plans to meet expected production needs rely in large part on successful ongoing operations at our Heartland facility in Joplin, Missouri. Our Heartland facility may not, however, continue to operate in accordance with our expectations.

We have agreements with a network of contract manufacturers that require them to provide us with specific finished products. Most of our agreements with our contract manufacturers expire in 2016 and will thereafter be automatically renewed for consecutive one-year terms until notice of non-renewal is given. Upon expiration of our existing agreements with these contract manufacturers, we may not be able to renegotiate the terms of our agreements with these contract manufacturers on a commercially reasonable basis, or at all.

During the years ended December 31, 2015, 2014, and 2013, approximately 44%, 68%, and 69%, respectively, of our cost of sales was derived from products purchased from the Company’s five largest contract manufacturers. We manufacture our canned wet foods at two different locations owned by a single contract manufacturer and certain of our treats and all of our cat litter products are also manufactured by single-source contract manufacturers. The manufacture of our products may not be easily transferable to other sites in the event that any of our contract manufacturers experience breakdown, failure or substandard performance of equipment, disruption of supply or shortages of raw materials and other supplies, labor problems, power outages, adverse weather conditions and natural disasters or the need to comply with environmental and other directives of governmental agencies. From time to time, a contract manufacturer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the contract manufacturer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new contract manufacturing arrangement with another provider.

The loss of any of these contract manufacturers or the failure for any reason of any of these contract manufacturers to fulfill their obligations under their agreements with us, including a failure to meet our quality controls and standards, may result in disruptions to our supply of finished goods. We may be unable to locate an additional or alternate contract manufacturing arrangement that meets our quality controls and standards in a timely manner or on commercially reasonable terms, if at all.

To the extent our customers purchase products in excess of consumer consumption in any period, our sales in a subsequent period may be adversely affected as our customers seek to reduce their inventory levels.

From time to time, our customers may purchase more product than they expect to sell to consumers during a particular time period. Our customers may grow their inventory in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. Our customers may also grow inventory in anticipation of a price increase for our products, or otherwise over-order our products as a result of overestimating demand for our products. If a customer increases its inventory during a particular reporting period as a result of a promotional event, anticipated price increase or otherwise, then sales during the subsequent reporting period may be adversely impacted as our customers seek to reduce their inventory to customary levels. This effect may be particularly pronounced when the promotional event, price increase or other event occurs near the end or beginning of a reporting period or when there are changes in the timing of a promotional event, price increase or similar event, as compared to the prior year. To the extent our customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our net sales and results of operations may be materially adversely affected in that period.

We operate in a highly competitive industry and may lose market share or experience margin erosion if we are unable to compete effectively.

The pet food industry is highly competitive. We compete on the basis of product quality and palatability, brand awareness and loyalty, product variety and ingredients, interesting product names, product packaging and package design, shelf space, reputation, price and promotional efforts. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies who may have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to identify and adapt to changes in consumer preferences more quickly than us due to their resources and scale. They may also be more successful in marketing and selling their products, better able to increase prices to reflect cost pressures and better able to increase their promotional activity, which may impact us and the entire pet food industry. Increased promotional activity may include increasing the size of packaging, which in turn has in the past reduced and may in the future reduce foot traffic at retailers and the number of opportunities we have to educate pet parents about the benefits of BLUE. In addition, these larger companies have entered the Wholesome Natural market segment and we expect them to continue to launch new Wholesome Natural pet foods, which will increase our direct competition. We also compete with other companies who focus solely on manufacturing Wholesome Natural pet foods that may be smaller, more innovative and/or able to bring products to market faster and move more quickly to exploit and serve niche markets. If these competitive pressures cause our products to lose market share or experience margin erosion, our business, financial conditions and results of operations may be materially adversely affected.

We may face issues with respect to increased costs, disruption of supply or shortages of raw materials and other supplies, contaminations, adulterations or mislabeling.

We and our contract manufacturers use various raw materials and other supplies in our business, including ingredients, packaging materials and fuel. The prices of our raw materials and other supplies are subject to fluctuations attributable to, among other things, changes in supply and demand of crops or other commodities, weather conditions, agricultural uncertainty or governmental incentives and controls.

We generally do not have long-term supply contracts with our ingredient suppliers. The length of the contracts is fixed for a period of time, typically up to a year or for a season and/or a crop year. In addition, some of our raw materials are sole-sourced or sourced from a limited number of suppliers. We may not be able to renew or enter into new contracts with our existing suppliers following the expiration of such contracts on commercially reasonable terms, or at all. We purchase some of our raw materials in the open market, and although we aim to enter into fixed price and/or fixed quantity contracts for a pre-determined amount of our ingredients to reduce short term price volatility in certain commodities, these activities may not successfully reduce or stabilize the costs of our raw materials and supplies. If commodity prices increase or our procurement or future hedging activities are not effective, we may not be able to increase our prices to offset these increased costs. Moreover, our competitors may be better able than we are to implement productivity initiatives or effect price increases or to otherwise pass along cost increases to their customers.

Some of the raw materials we use are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes and pestilences and may be impacted by climate change and other factors. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce supplies of raw materials, increase the prices of raw materials, increase costs of storing raw materials and interrupt or delay our production schedules if harvests are delayed. Our competitors may not be impacted by such weather conditions and natural disasters depending on the location of their suppliers and operations.

If any of our raw materials or supplies are alleged or proven to include contaminants affecting the safety or quality of our products (including, for example, bacteria, mold or as a result of animal or human-related pandemics, such as outbreaks of bovine spongiform encephalopathy, foot-and-mouth disease, avian influenza, or any other disease), we may need to find alternate materials or supplies, delay production of our products, discard or otherwise dispose of our products, or engage in a product recall, all of which may have a materially adverse effect on our business, financial condition and results of operations.

We may be unable to detect or prevent the use of ingredients from our suppliers which do not meet our quality standards. For example, in September 2014 we discovered that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appears that this mislabeling was deliberate. This supplier was one of our primary sources of chicken meal and turkey meal. Any use of such ingredients may result in a loss of consumer confidence in our brand and products and a reduction in our sales if consumers perceive us as being untruthful in our marketing and advertising and may materially adversely affect our brand, reputation, business, financial condition and results of operations.

If our sources of raw materials and supplies are terminated or affected by adverse prices, weather conditions or quality concerns, we may not be able to identify alternate sources of raw materials or other supplies that meet our quality controls and standards to sustain our sales volumes or on commercially reasonable terms, or at all.

We are involved in litigation with Nestlé Purina PetCare Company, including false advertising claims relating to the ingredients contained in our pet food. Regardless of whether we are successful in our defense of these claims or in our counter claims, this litigation may adversely affect our brand, reputation, business, financial condition and results of operations.

On May 6, 2014, Nestlé Purina PetCare Company, or Nestlé Purina, filed a lawsuit against us in the United States District Court for the Eastern District of Missouri, alleging that we have engaged in false advertising, commercial disparagement and unjust enrichment. Nestlé Purina asserts that, contrary to our advertising claims, certain BLUE products contain chicken or poultry by-product meals, artificial preservatives and/or corn and that certain products in the BLUE grain-free line contain grains. Nestlé Purina also alleges that we have made false claims that our products (including LifeSource Bits) provide superior nutrition and health benefits compared to our competitors’ products. In addition, Nestlé Purina contends that we have been unjustly enriched as consumers have paid a premium for BLUE products in reliance on these alleged false and misleading statements, at the expense of our competitors. Nestlé Purina seeks an injunction prohibiting us from making these alleged false and misleading statements, as well as treble damages, restitution and disgorgement of our profits, among other things. In connection with the litigation, Nestlé Purina has also issued press releases and made other public announcements, including advertising and promotional communications through emails and internet and social media websites that make claims similar to those contained in their lawsuit. Nestlé Purina has amended its complaint to seek a declaratory judgment that these statements are true and do not constitute defamation. Nestlé Purina later amended its complaint a second time to supplement certain allegations and to add a claim regarding the advertising for one of our pet treats. On February 29, 2016, Nestlé Purina filed a third amended complaint adding Blue's wholly-owned subsidiary Great Plains Leasing LLC, new causes of action under Connecticut and Missouri state law, and seek to update Nestlé Purina's factual allegations. Blue intends to file a motion to strike this complaint based on Nestlé Purina's failure to obtain the Court's permission for the filing. In addition, a number of related consumer class action lawsuits have been filed making allegations similar to Nestlé Purina's and seeking monetary damages and injunctive relief. In December 2015 we entered into a settlement agreement to resolve all of the U.S. class action lawsuits for $32.0 million. Any attorneys’ fees awarded by the court and all costs of notice and claims administration will be paid from the settlement fund.  On January 8, 2016, we paid this $32.0 million into an escrow account pending final court approval.

On May 14, 2014, we filed a lawsuit against Nestlé Purina in the United States District Court for the Eastern District of Missouri, alleging that Nestlé Purina has engaged in false advertising, unfair competition, unjust enrichment and defamation. We allege that the statements made by Nestlé Purina advertising the allegations of their lawsuit are false and misleading, and we deny that our products contain chicken or poultry by-product meals, artificial preservatives or corn and we deny that any of our grain-free products contain grains. We also assert that Nestlé Purina’s statements falsely imply that our products are not made in the United States and are subject to quality control issues. We allege that Nestlé Purina’s conduct is aimed at destroying the reputation and goodwill of the BLUE brand and may induce consumers to make purchasing decisions based on Nestlé Purina’s false and misleading representations about the composition and sourcing of BLUE products. Our complaint seeks, among other things, a preliminary and permanent injunction prohibiting Nestlé Purina from disseminating such false information, as well as damages (including punitive damages), restitution and disgorgement of all profits attributable to their false and deceptive advertising. On June 4, 2014, this lawsuit was consolidated with the Nestlé Purina lawsuit.

In the course of pretrial discovery in the consolidated Nestlé Purina lawsuit, beginning in September 2014 documents and information were revealed that indicate that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appears that this mislabeling was deliberate. This conduct was undertaken by the supplier without our knowledge, and we have since ceased purchasing ingredients from this facility. This supplier was one of our primary sources of chicken meal and turkey meal. As a result of the supplier’s conduct, our advertising claims of “no chicken or poultry by-product meals” were inaccurate as to products containing the mislabeled ingredients. Therefore, we may be exposed to false advertising liability to Nestlé Purina and others to the extent a claimant can prove they were injured by our actions. Such liability may be material. We have brought third-party indemnity and damages claims, with respect to the Nestlé Purina lawsuit, against the supplier that mislabeled the ingredients, as well as a broker involved in those transactions for such mislabeled ingredients. The trial court narrowed certain of our third party claims in response to motions to dismiss filed by the third parties but allowed numerous claims to proceed. In addition, we maintain insurance coverage for some of the Nestlé Purina claims. However, we may not be able to fully recover from such supplier, broker or from our insurance the full amount of any damages we might incur in these matters.
We believe Nestlé Purina’s claims are without merit and are vigorously defending ourselves. However, Nestlé Purina’s allegations, whether made in their lawsuit or through press releases, social media or other public announcements, may result in a loss of consumer confidence in our brand and products and a reduction in our sales if consumers perceive us as being untruthful in our marketing and advertising and may materially adversely affect our brand, reputation, business, financial condition and results of operations, regardless of the outcome of the litigation and any damages we may recover from Nestlé Purina. In addition, if we do not prevail in these claims, we may be required to pay substantial damages and/or may not be able to fully recover those damages from either our insurance, the ingredient supplier, the ingredient broker or any other responsible parties. In addition, we may be enjoined from certain marketing and advertising practices, which have been an important driver of the growth of our brand and business. If the relief sought in the Nestlé Purina lawsuit is granted, the impact on the Company could be material. We expect these legal proceedings will be costly and time consuming and will divert management’s attention from running our business. In addition, during the course of this litigation, we anticipate announcements of the court’s decisions in connection with hearings, motions and other matters, as well as other interim developments related to the litigation. If securities analysts or investors regard these announcements as being unfavorable to us, the market price of our common stock may decline.

Our Heartland facility may not operate in accordance with our expectations.

In 2014, we commenced manufacturing operations at our Heartland facility in Joplin, Missouri. Opening this facility and bringing this facility up to full production required significant capital expenditures and the efforts and attention of our management and other personnel, which diverted resources from our business operations. Maintaining and optimizing operations at our Heartland facility will continue to require certain capital expenditures as well as attention of our management and other personnel.

We expect our Heartland facility to provide us with in-house dry food manufacturing of the majority of our forecasted dry food production needs over the next several years. This facility, however, may not provide us with the anticipated benefits. Our Heartland facility is located in an area susceptible to tornadoes and other adverse weather conditions, and the damage or destruction of such facility due to fire or natural disasters, including tornadoes, power failures or disruptions or equipment breakdown, failure or substandard performance could severely affect our ability to operate it. Our Heartland facility and the manufacturing equipment we use to produce our products would be difficult or costly to replace or repair and may require substantial lead-time to do so. For example, if we were unable to use our Heartland facility, the use of any new facility would need to be approved by various federal and local planning, zoning and health agencies, including the U.S. Department of Agriculture, the Missouri Department of Health and the Missouri Department of Agriculture, and registered with the FDA, in addition to passing our internal quality assurance requirements which may take up to 18 months and would result in significant production delays. We also may not be able to find suitable alternatives with contract manufacturers on a timely basis and at a reasonable cost. In addition, we may in the future experience plant shutdowns or periods of reduced production as a result of regulatory issues, equipment failure or delays in deliveries. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. We have property and business disruption insurance coverage in place for our Heartland facility. However, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We may not successfully complete and open our additional manufacturing facilities or our additional manufacturing facilities may not operate in accordance with our expectations.

We are in the process of expanding our internal manufacturing capacity under our recently announced $200 million multi-year program. We may experience substantial delays in the planning, construction and implementation of these additional manufacturing facilities. Any substantial delay in opening our additional facilities, registering these facilities with appropriate regulatory authorities or bringing these facilities up to full production on our schedule may hinder our ability to produce all of the product needed to meet orders and achieve our expected financial performance. Opening these facilities and bringing these facilities up to full production will require additional capital expenditures and the efforts and attention of our management and other personnel, which will divert resources from our existing business operations. If we miscalculate the resources or time we need to complete these projects or fail to implement the projects effectively, our business and operating results could be adversely affected. Even if these facilities begin operations according to our schedule, these facilities may not provide us with the benefits that we expect to receive. If these facilities do not provide us with the benefits we expect to receive, our business and operating results could be adversely affected.

We may not be able to manage our manufacturing and supply chain effectively which may adversely affect our results of operations.

We must accurately forecast demand for our products in order to ensure we have adequate available manufacturing capacity. Our forecasts are based on multiple assumptions that may cause our estimates to be inaccurate and affect our ability to obtain adequate manufacturing capacity (whether our own manufacturing capacity or contract manufacturing capacity) in order to meet the demand for our products, which could prevent us from meeting increased customer or consumer demand and harm our brand and our business. However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, our business, financial condition and results of operations may be materially adversely affected.

In addition, we must continuously monitor our inventory and product mix against forecasted demand. If we underestimate demand, we risk having inadequate supplies. We also face the risk of having too much inventory on hand that may reach its expiration date and become unsaleable, and we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory. If we are unable to manage our supply chain effectively, our operating costs could increase and our profit margins could decrease.

We rely upon a number of third parties to manage or provide distribution centers for our products.

In addition to our Heartland warehouse, which we operate, our distribution operations include the use of third-party distribution centers as well as the use of third parties to manage such distribution centers. These third-party distribution centers may distribute our products as well as the products of other companies. Our distribution operations at these third-party distribution centers could be disrupted by a number of factors, including labor issues, failure to meet customer standards, bankruptcy or other financial issues affecting our third-party providers, or other issues affecting any such third party’s ability to service our customers effectively. If there is any disruption of these distribution centers, our business may be materially adversely affected.

If we continue to grow rapidly, we may not be able to manage our growth effectively.

Our net sales have grown from $719.5 million in 2013 to $917.8 million in 2014 to $1.0 billion in 2015. Our historical rapid growth, and continued rapid growth as a CPG company, has placed and, if continued, may continue to place significant demands on our management and our operational and financial resources. Our organizational structure may become more complex as we add additional staff, and we may require valuable resources to grow and continue to improve our operational, management and financial controls without undermining our strong corporate culture of entrepreneurship and collaboration that has been a strong contributor to our growth so far. If we are not able to manage our growth effectively, our business, financial condition and results of operations may be materially adversely affected.

Our market size estimate may prove to be inaccurate.

Data for pet food retail sales is collected for most, but not all channels, and as a result, it is difficult to estimate the size of the market and predict the rate at which the market for our products will grow, if at all. While our market size estimate was made in good faith, is within the range of two major independent third-party estimates of the U.S. pet food industry and is based on assumptions and estimates we believe to be reasonable, this estimate may not prove to be accurate.

We may face difficulties as we expand in and into countries in which we have no prior operating experience.

We have expanded and intend to continue to expand our global footprint by entering into new markets. As we expand our business into new countries we will encounter foreign economic, political, regulatory, personnel, technological, language barriers and other risks that may increase our expenses or delay our ability to become profitable in such countries. These risks include:

•	fluctuations in currency exchange rates;

•	the difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

•	customers in some foreign countries potentially having longer payment cycles;

•
changes in local tax laws, tax rates in some countries that may exceed those of the United States or Canada and lower earnings due to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	seasonal reductions in business activity;

•	the credit risk of local customers and distributors;

•	general economic and political conditions;

•	unexpected changes in legal, regulatory or tax requirements;

•	differences in culture and trends in foreign countries with respect to pets and pet care;

•	the difficulties associated with managing a large global organization;

•
the risk that certain governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities, including nationalization of private enterprise;

•	non-compliance with applicable currency exchange control regulations, transfer pricing regulations or other similar regulations;

•	violations of the Foreign Corrupt Practices Act or comparable local anticorruption laws by acts of agents and other intermediaries whom we have limited or no ability to control; and

•	violations of regulations enforced by the U.S. Department of The Treasury’s Office of Foreign Asset Control.

In addition, our expansion into new countries may require significant resources and the efforts and attention of our management and other personnel, which will divert resources from our existing business operations. As we expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our operations outside of the United States and Canada.

We may seek to grow our business through acquisitions of or investments in new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to manage acquisitions, investments or strategic alliances, or the failure to integrate them with our existing business, could have a material adverse effect on us.

From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, that may enhance our capabilities, expand our manufacturing network, complement our current products or expand the breadth of our markets. Potential and completed acquisitions and investments and other strategic alliances involve numerous risks, including:

•	problems assimilating the purchased business, facilities, technologies or products;

•	issues maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with acquisitions, investments or strategic alliances;

•	diversion of management’s attention from our existing business;

•	adverse effects on existing business relationships with suppliers, contract manufacturers, retail partners and distribution customers;

•	risks associated with entering new markets in which we have limited or no experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting compliance costs.
We do not know if we will be able to identify acquisitions or strategic relationships we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms or at all or whether we will be able to successfully integrate any acquired business, facilities, technologies or products into our business or retain any key personnel, suppliers or customers. Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, facilities, technologies and products effectively, our business, results of operations and financial condition could be materially adversely affected.

Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2015, we had a total of $387.1 million of indebtedness, consisting of amounts outstanding under our term loan facilities, and a total availability of $40.0 million under our revolving credit facility. Our indebtedness could have significant consequences, including:

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of funding growth, working capital, capital expenditures, investments or other cash requirements;

•	reducing our flexibility to adjust to changing business conditions or obtain additional financing;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our term loan facilities are at variable rates;

•	making it more difficult for us to make payments on our indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	subjecting us to restrictive covenants that may limit our flexibility in operating our business; and

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general corporate or other purposes.

If our cash from operations is not sufficient to meet our current or future operating needs, expenditures and debt service obligations, our business, financial condition and results of operations may be materially adversely affected.

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flow and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our revolving credit facility and our term loan facilities restrict our ability to take these actions and we may not be able to affect any such alternative measures on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, the lenders under our senior secured credit facilities can terminate their commitments to loan money, can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. In addition, any downgrade of our debt ratings by any of the major rating agencies, which could result from our financial performance, acquisitions or other factors, would also negatively impact our access to additional debt financing (including leasing) or refinancing on favorable terms, or at all. Even if we are successful in taking any such alternative actions, such actions may not allow us to meet our scheduled debt service obligations and, as a result, our business, financial condition and results of operations may be materially adversely affected.

Failure to protect our intellectual property could harm our competitive position or require us to incur significant expenses to enforce our rights.

Our trademarks such as “Blue Buffalo,” “LifeSource Bits,” “Life Protection Formula,” “BLUE Wilderness,” “BLUE Basics,” “BLUE Freedom,” “BLUE Naturally Fresh,” and “BLUE Natural Veterinary Diet” along with the BLUE shield logo, the Blue Buffalo figure logo and the tag line “Love them like family. Feed them like family.” are valuable assets that support our brand and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies and processes. Our nondisclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks, inventions and other proprietary information in some foreign countries. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition and results of operations may be materially adversely affected.

We may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of management’s efforts and attention.

We have obligations with respect to the non-use and non-disclosure of third-party intellectual property. The steps we take to prevent misappropriation, infringement or other violation of the intellectual property of others may not be successful. From time to time, third parties have asserted intellectual property infringement claims against us and our customers and may continue to do so in the future. While we believe that our products do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions to the contrary, we may from time to time be found to infringe on the proprietary rights of others. For example, patent applications in the United States and some foreign countries are generally not publicly disclosed until the patent is issued or published and we may not be aware of currently filed patent applications that relate to our products or processes. If patents later issue on these applications, we may be found liable for subsequent infringement.

Any claims that our products or processes infringe these rights, regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could, among other things, be required to:

•	pay substantial damages (potentially treble damages in the United States);

•	cease the manufacture, use or sale of the infringing products;

•	discontinue the use of the infringing processes;

•	expend significant resources to develop non-infringing processes; and

•	enter into licensing arrangements from the third party claiming infringement, which may not be available on commercially reasonable terms, or may not be available at all.

If any of the foregoing occurs, our ability to compete could be affected or our business, financial condition and results of operations may be materially adversely affected.

A failure of one or more key information technology systems, networks, or processes may materially adversely affect our ability to conduct our business.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our sales and marketing, accounting and financial and legal and compliance functions, engineering and product development tasks, research and development data, communications, supply chain, order entry and fulfillment and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks and computer viruses. The failure of our information technology systems to perform as we anticipate or our failure to effectively implement new systems could disrupt our entire operation and could result in decreased sales, increased overhead costs, excess inventory and product shortages and a loss of important information. Further, to the extent that we may have customer information in our databases, any unauthorized disclosure of, or access to, such information could result in claims under data protection laws and regulations. If any of these risks materialize, our reputation and our ability to conduct our business may be materially adversely affected.

We are subject to extensive governmental regulation and we may incur material costs in order to comply with existing or future laws and regulation, and our failure to comply may result in enforcement, recalls and other adverse actions.

We are subject to a broad range of federal, state and local laws and regulations intended to protect public health, natural resources and the environment. See "Business - Government Regulation." Our operations are subject to regulation by the Occupational Safety and Health Administration, the FDA, the Department of Agriculture, or USDA, and by various state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards.

Among other regulatory requirements, the FDA reviews the inclusion of specific claims in pet food labeling, such as “hairball control” or “improved digestibility.” The FDA has recently identified concerns regarding products that provide nutrients in support of an animal’s daily nutrient needs but which are also labeled as being intended for use to diagnose, cure, mitigate, treat or prevent disease, thereby meeting the statutory definitions of both a food and a drug. We currently produce products, such as cat food with hairball management, that undergo FDA pre-market inspection. While we believe that we market our products in accordance with the applicable FDA regulatory requirements, the FDA may classify some of our products differently than we do, and may impose more stringent regulations which could lead to alleged regulatory violations, enforcement actions and product recalls. For example, a manufacturer of animal drugs must comply with the FDA’s Good Manufacturing Practices, or GMPs, for the manufacture of pharmaceutical products and is subject to FDA inspection to confirm its compliance. We intend to produce more products that we anticipate will be subject to FDA pre-market inspection, including new products we introduce to the Therapeutic market segment.

The Food Safety Modernization Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of domestic and foreign food facilities and increased review of food products imported into the United States. In addition to periodic government agency inspections affecting our operations generally, our operations, which produce meat and poultry products, are subject to mandatory continuous on-site inspections by the USDA. The FSMA also mandates that the FDA adopt preventative controls to be implemented by pet food facilities in order to minimize or prevent hazards to food safety. Under the FSMA, the FDA finalized the Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls for Food for Animals on September 17, 2015. The final rule has staggered compliance dates based on the business size. There are two components of the final rule with different compliance dates including CGMP requirements and the Preventive Controls.  Blue Buffalo must be in compliance with the CGMP by September 2016 and with the Preventive Controls by September 2017.  The FDA has also finalized the Foreign Supplier Verification Program (FSVP) on November 27, 2015.  The compliance date is July 2017.  The third relevant regulation that is proposed is the Sanitary Transportation of Animal Food.  It is expected to be finalized later this year.  We are prepared and we will be in compliance for all three regulations as they come into force.

Complying with government regulation can be costly or may otherwise adversely affect our business. Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as national security or health and safety, which may slow or otherwise restrict imports or exports, may adversely affect our business. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal penalties against us, revocation or modification of applicable permits, environmental investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. These laws and regulations may change in the future and we may incur (directly, or indirectly through our contract manufacturers) material costs to comply with current or future laws and regulations or in any required product recalls. In addition, we and our contract manufacturers are subject to additional regulatory requirements, including compliance with the environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, or the EPA, state environmental regulatory agencies (including the Missouri Department of Natural Resources) and the National Labor Relations Board. Such laws and regulations generally have become more stringent over time and may become more so in the future. Costs of compliance, and the impacts on us of any non-compliance, with any such laws and regulations could materially adversely affect our business, financial condition and results of operations.

There is no single U.S. government regulated definition of the term “natural” for use in the pet food industry. On November 10, 2015, the FDA requested public comments on the use of the term “natural” in the labeling of human food products. Comments are due on or before May 10, 2016. It is unclear whether FDA will engage in rulemaking after the close of the comment period and, if so, whether any resulting regulation would impact the pet food industry.

Currently, many states in the United States have adopted the AAFCO definition of the term “natural” with respect to the pet food industry, which means no artificial ingredients except added vitamins or minerals. Advocates against genetically modified organisms, or GMOs, have proposed requiring GMO-labeling for pet food. We may incur material costs to comply with any new GMO-labeling requirements. If any of these changes materialize, our reputation, business, financial condition and results of operations may be materially adversely affected.

Our operations are also subject to the laws of, and regulation by governmental authorities in, Canada, including the Canadian Food Inspection Agency, and provincial and local regulations; Mexico, including the Secretariat of Agriculture, Livestock, Rural Development, Fisheries and Food; and Japan, including the Ministry of Agriculture, Forestry and Fisheries and the Ministry of the Environment.

Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial condition and results of operations.

From time to time, we are subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. Such allegations, claims and proceedings may be brought by third parties, including our customers, employees, governmental or regulatory bodies or competitors. Defending against such claims and proceedings is costly and time consuming and may divert management’s attention and personnel resources from our normal business operations, and the outcome of many of these claims and proceedings cannot be predicted. If any of these claims or proceedings were to be determined adversely to us, a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.

Our success depends on our ability to attract and retain key employees and the succession of senior management as well as team members within stores.

Our continued growth and success requires us to hire, retain and develop our leadership bench. If we are unable to attract and retain talented, highly qualified senior management and other key executives, as well as provide for the succession of senior management, our growth and results of operations may be adversely impacted.

Our success also depends on our ability to continue to attract, motivate and retain employees who understand and appreciate our culture and are able to represent our brand effectively, including our Pet Detectives who interact with consumers in stores. If we are unable to attract, train and retain new employees and new team members to act as Pet Detectives, this could delay or prevent the implementation of our business strategy and in turn, lead to fewer sales of our products. In addition, we have in the past been a defendant in a purported class action by former and current Pet Detectives, which alleged certain violations of wage and labor laws in California and Oregon, and we may be subject to other claims in the future.
Risks Related to Ownership of our Common Stock
We are a “controlled company” within the meaning of NASDAQ rules and, as a result, qualify for exemptions from certain corporate governance requirements.
Invus, LP (our "Sponsor") controls a majority of the voting power of our outstanding common stock. Under NASDAQ rules a listed company of which more than 50% of the voting power for the election of directors is held by another person or group of persons acting together is a “controlled company” and such a company may elect not to comply with certain NASDAQ corporate governance requirements, including the requirement (1) that a majority of the Board of Directors consist of independent directors, (2) to have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) that our director nominations be made, or recommended to the full Board of Directors, by our independent directors or by a nominations committee that is composed entirely of independent directors and that we adopt a written charter or board resolution addressing the nominations process. We have elected to be treated as a “controlled company.” Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
Our Sponsor controls us and its interests may conflict with yours in the future.
Our Sponsor beneficially owns approximately 58.6% of our common stock. As a result, our Sponsor will be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws and other significant corporate transactions for so long as our Sponsor and its affiliates retain significant ownership of us. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as our Sponsor continues to own a significant amount of our combined voting power, even if such amount is less than 50%, our Sponsor will continue to be able to strongly influence or effectively control our decisions and, so long as our Sponsor and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, it will be able to appoint individuals to our Board of Directors under the amended and restated investor rights agreement we have entered into with the Sponsor. The interests of our Sponsor may not coincide with the interests of other holders of our common stock.

In the ordinary course of their business activities, our Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of our Sponsor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Sponsor also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We have incurred and will continue to incur increased costs, and are subject to additional regulations and requirements as a result of becoming a public company, and our management will be required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the Securities and Exchange Commission, or the SEC, and NASDAQ. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have increased, and will increase our legal and financial compliance costs and make some activities more time-consuming and costly. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
Our stock price may change significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
The trading price of our common stock has been, and is likely to continue to be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about our industry or individual scandals, and in response the market price of shares of our common stock could decrease significantly. You may be unable to resell your shares of common stock at or above the price you paid or at all.
In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, or at all.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish reports by management and our independent registered public accountants on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NASDAQ, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our senior secured credit facilities and other indebtedness we may incur, and such other factors as our Board of Directors may deem relevant.
Blue Buffalo Pet Products, Inc. is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund all of its operations and expenses, including future dividend payments, if any.
Our operations are conducted almost entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our common stock, the credit agreement governing our revolving credit facility significantly restricts the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market following this offering could cause the market price for our common stock to decline.
The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Shares held by our Sponsor and certain of our directors, officers and employees are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. In addition, pursuant to an investor rights agreement entered into on July 10, 2012 and amended and restated on January 21, 2015, we granted our Sponsor the right, subject to certain conditions, to require us to register the sale of its shares of our common stock under the Securities Act.
If our Sponsor exercises its registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

In addition, the shares of our common stock reserved for future issuance under the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) and the Amended and Restated 2012 Stock Purchase and Option Plan of Blue Buffalo Pet Products, Inc. (the “2012 Plan”) will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable. A total of 8,400,000 shares of common stock was reserved for issuance under the 2015 Plan, of which 8,346,375 shares of common stock remain available for future issuance as of December 31, 2015. A total of 5,230,642 shares of common stock was reserved for issuance under the 2012 Plan, of which 13,419 shares of common stock remain available for future issuance as of December 31, 2015. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.
Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of the Company more difficult without the approval of our Board of Directors. Among other things:

•
although we do not have a stockholder rights plan, these provisions allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	these provisions provide for a classified Board of Directors with staggered three-year terms;

•	these provisions require advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•
these provisions prohibit stockholder action by written consent from and after the date on which our Sponsor, The Bishop Family Limited Partnership, or The Bishop Family Partnership, and their affiliates beneficially own, in the aggregate, less than 40% of our outstanding shares of common stock;

•
these provisions provide for the removal of directors only for cause and only upon affirmative vote of holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if our Sponsor, The Bishop Family Partnership and their affiliates beneficially own, in the aggregate, less than 40% of our outstanding shares of common stock; and

•
these provisions require the amendment of certain provisions only by the affirmative vote of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if our Sponsor, The Bishop Family Partnership and their affiliates beneficially own, in the aggregate, less than 40% of our outstanding shares of common stock.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our Board of Directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our amended and restated certificate of incorporation authorizes our Board of Directors, without the approval of our stockholders, to issue 150 million shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES
The following table sets forth the location, size, use and lease expiration date of our key properties as of December 31, 2015. The majority of our properties are leased. The leases expire at various times through 2021, subject to renewal options.

Location	Approximate Square Footage	Principal Use	Owned or Leased
Joplin, Missouri	200,000	Manufacturing	Owned
	215,000	Distribution/warehousing/office	Owned
Monroe, Ohio	390,000	Distribution/warehousing	Leased; expires December 2018
Bellevue, Nebraska	210,000	Distribution/warehousing	Leased; expires October 2016
Wilton, Connecticut	38,000	Corporate headquarters	Leased; expires June 2021
Phoenix, Arizona	8,600	Sales office	Leased; expires December 2018
ITEM 3. LEGAL PROCEEDINGS
We are from time to time subject to, and are presently involved in, litigation and other proceedings. Other than the litigation and related class action lawsuits described below, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.
On May 6, 2014, Nestlé Purina Petcare Company (“Nestlé Purina”) filed a lawsuit against us in the United States District Court for the Eastern District of Missouri, alleging that we have engaged in false advertising, commercial disparagement, unfair competition, and unjust enrichment (the “Nestlé Purina litigation”). Nestlé Purina asserts that, contrary to our advertising and labeling claims, certain BLUE products contain chicken or poultry by-product meals, artificial preservatives and/or corn and that certain products in the BLUE grain-free lines contain grains. Nestlé Purina also alleges that we have made false claims that our products (including LifeSource Bits) provide superior nutrition and health benefits compared to our competitors’ products. In addition, Nestlé Purina contends that we have been unjustly enriched as consumers have paid a premium for BLUE products in reliance on these alleged false and misleading statements, at the expense of our competitors. Nestlé Purina seeks an injunction prohibiting us from making these alleged false and misleading statements, as well as treble damages, restitution and disgorgement of our profits, among other things. In addition, Nestlé Purina has issued press releases and made other public announcements, including advertising and promotional communications through emails and internet and social media websites that make claims similar to those contained in their lawsuit. Nestlé Purina seeks a declaratory judgment that these statements are true and do not constitute defamation. Nestlé Purina later amended its complaint a second time to supplement certain allegations and to add a claim regarding the advertising for one of our pet treats. On February 29, 2016, Nestlé Purina filed a third amended complaint adding Blue's wholly-owned subsidiary Great Plains Leasing LLC, new causes of action under Connecticut and Missouri state law, and seek to update Nestlé Purina's factual allegations. Blue intends to file a motion to strike this complaint based on Nestlé Purina's failure to obtain the Court's permission for the filing.
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
In the course of pretrial discovery in the consolidated Nestlé Purina lawsuit, beginning in September 2014 documents and information were revealed that indicate that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appears that this mislabeling was deliberate. This conduct was undertaken by the supplier without our knowledge, and we have since ceased purchasing ingredients from this facility. This supplier was one of our primary sources of chicken meal and turkey meal. As a result of the supplier’s conduct, our advertising claims of “no chicken or poultry by-product meals” were inaccurate as to products containing the mislabeled ingredients. Therefore, we may be exposed to false advertising liability to Nestlé Purina and others to the extent a claimant can prove they were injured by our actions. Such liability may be material. We have brought third-party indemnity and damages claims, with respect to the Nestlé Purina lawsuit, against the supplier that mislabeled the ingredients, as well as a broker involved in those transactions for such mislabeled ingredients. The trial court narrowed certain of our third party claims in response to motions to dismiss filed by the third parties but allowed numerous claims to proceed. In addition, we maintain insurance coverage for some of the Nestlé Purina claims. However, we may not be able to fully recover from such supplier, broker or from our insurance the full amount of any damages we might incur in these matters.
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
In addition, a number of related putative consumer class action lawsuits were filed in various states in the U.S. making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. We also brought damages and indemnity claims against our former ingredient supplier and broker with respect to the class action lawsuits. In December 2015, we entered into a settlement agreement with the plaintiffs to resolve all of the U.S. class action lawsuits (the "Settlement"). Under the terms of the Settlement, which have received preliminary court approval and are still subject to final court approval, we agreed to pay $32.0 million into a settlement fund.  Any attorneys’ fees awarded by the court and all costs of notice and claims administration will be paid from the settlement fund.  On January 8, 2016, we paid this $32.0 million into an escrow account pending final court approval. The amount that each class member who submits a claim for reimbursement will receive will depend on the total amount of Blue Buffalo products purchased by the claimant during the class period and certain other conditions including whether the claimant has a proof of purchase. The Settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages. In addition to the U.S. class actions, which are the subject of the Settlement, in February 2016, a putative class action was filed in the Ontario Superior Court of Justice in Ottawa, Ontario, seeking damages and injunctive relief based on allegations similar to those made in the U.S. class actions.  We believe the claims are without merit and plan to vigorously defend ourselves.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed and traded on the NASDAQ Stock Market LLC (the “NASDAQ”) under the symbol “BUFF” since July 22, 2015. Prior to that date, there was no public trading market for our common stock.

The following table sets forth the high and low sale prices per share of our common stock on the NASDAQ for the periods indicated:

	Market Price
Fiscal Year 2015	High	Low

Third quarter (from July 22, 2015)	$28.80	$17.61
Fourth quarter	20.96	16.22

Holders
The number of holders of record of our common stock at March 8, 2016 was 68. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on the Company’s common stock with that of the S&P 500, the S&P 500 Consumer Staples, and the S&P MidCap 400. The period shown commences on July 22, 2015 and ends on December 31, 2015, the end of our last fiscal year. The graph assumes $100 was invested at the close of market on July 22, 2015 in the Company's common stock, the S&P 500, S&P 500 Consumer Staples, and the S&P MidCap 400, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of the Company's common stock. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

Dividends
We have not declared or paid any cash dividends on our common stock in the two most recent fiscal years. We have no current plans to pay dividends on our common stock. We expect to retain future earnings, if any, to fund the development and growth of our business. The declaration, amount and payment of any future dividends will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our senior secured credit facilities and other indebtedness we may incur, and such other factors as our Board of Directors may deem relevant. In addition, because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries.
Recent Sales of Unregistered Securities
From January 1, 2015 through July 21, 2015, the date of our initial public offering, we issued to employees an aggregate of 334,439 shares of common stock upon the exercise of stock options granted under our Amended and Restated 2012 Stock Purchase and Option Plan at exercise prices ranging from $5.60 to $13.81 per share, for an aggregate amount of approximately $1.9 million.
The issuances of shares of common stock as described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") under either (a) Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (b) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in these transactions represented their intention to acquire the securities for investment only and not with the view to or for the sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.
Recent Purchases of Equity Securities
During the quarter ended December 31, 2015, we did not repurchase any equity securities that were not registered under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following historical Consolidated Statements of Operations and Consolidated Balance Sheet information has been derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this document.

	Fiscal Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except share and per share amounts)
Statements of Income Data:
Net sales	$1,027,447	$917,760	$719,509	$522,999	$345,525
Operating income	160,115	179,003	158,626	118,410	42,279
Interest expense	15,091	13,887	20,640	10,209	36
Loss on extinguishment of debt	—	—	15,918	—	—
Income before income taxes	145,318	165,289	122,193	108,353	42,296
Provision for income taxes	55,930	63,358	43,957	42,853	16,489
Net income	$89,388	$101,931	$78,236	$65,500	$25,807

Basic income per common share	$0.46	$0.52	$0.40	$0.34	$0.13
Diluted income per common share	$0.45	$0.52	$0.40	$0.33	$0.13
Dividends declared and paid per common share	$—	$—	$—	$2.05	$—
Basic weighted average shares	195,933,800	195,735,309	195,619,943	195,298,147	194,539,627
Diluted weighted average shares	198,047,453	197,852,932	196,559,084	195,707,975	195,076,707

Balance Sheet Data (end of period):
Cash and cash equivalents	$224,253	$95,788	$42,874	$45,770	$17,397
Working capital (1)	286,483	202,243	114,622	87,148	60,365
Property, plant, and equipment, net	115,160	113,863	85,830	23,778	2,197
Total assets (2)	512,546	383,167	254,797	160,518	92,990
Total debt, including current maturities	387,097	391,057	395,017	392,395	—
Stockholders' equity (deficit)	9,281	(87,297)	(191,085)	(270,868)	61,584

Other Data:
Adjusted net income (3)	$122,477	$106,569	$88,930	$65,500	$25,807
Adjusted basic net income per common share (3)	$0.63	$0.54	$0.45	$0.34	$0.13
Adjusted diluted net income per common share (3)	$0.62	$0.54	$0.45	$0.33	$0.13
EBITDA (4)	168,285	183,863	143,994	119,617	43,529
Adjusted EBITDA (4)	221,689	193,189	162,442	119,983	43,997
Depreciation and amortization	8,170	4,860	1,286	1,207	1,250
Capital expenditures	9,556	32,948	63,507	22,787	980

(1)
Working capital is defined as current assets, including cash and cash equivalents, minus current liabilities. As disclosed in “Recently Issued Accounting Pronouncements,” the Company elected to early adopt ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” as of the fourth quarter of fiscal 2015, utilizing retrospective application as permitted. Accordingly, working capital for prior years has been reclassified to conform to the new standard.

(2)	Total assets for the fiscal year ended December 31, 2014, has been reclassified to conform to the requirements of ASU 2015-17.
(3)
Adjusted net income represents net income plus loss on extinguishment of debt and unusual, non-recurring or one-time items (comprising initial public offering preparation costs, litigation expenses, and provision for legal settlement), net of tax. We present adjusted net income because our management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties, in evaluating the performance of companies in our industry. We also believe adjusted net income is useful to management and investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. Adjusted net income is not a measurement of financial performance under GAAP. It should not be considered an alternative to net income as a measure of our operating performance or any other measure of performance derived in accordance with GAAP. In addition, adjusted net income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted net income has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of adjusted net income is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.
Adjusted basic net income per common share is defined as adjusted net income divided by basic weighted average shares. Adjusted diluted net income per common share is defined as adjusted net income divided by diluted weighted average shares.

The following table provides a reconciliation of net income to adjusted net income:

	Fiscal Year Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011

Net income	$89,388	$101,931	$78,236	$65,500	$25,807
Loss on extinguishment of debt, net of tax of $5,921 (3a)	—	—	9,997	—	—
Initial public offering preparation costs, net of tax of $1,508, $1,109 and $413, respectively (3b)	7,005	1,777	697	—	—
Litigation expenses, net of tax of $3,827 and $1,760, respectively (3c)	6,244	2,861	—	—	—
Provision for legal settlement, net of tax of $12,160 (3d)	19,840	—	—	—	—
Adjusted net income	$122,477	$106,569	$88,930	$65,500	$25,807

(3a)	Represents the loss on extinguishment of debt associated with the repricing of our senior secured credit facilities in December 2013. See Note 5 to our audited consolidated financial statements.
(3b)	Represents costs incurred in preparing for our initial public offering and common stock issued to our employees.
(3c)	Represents costs primarily related to the litigation with Nestlé Purina.
(3d)	Represents provision related to the settlement agreement entered into in December 2015. See Note 14 to our consolidated financial statements.

(4)
EBITDA represents net income plus interest expense, less interest income and plus provision for income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on extinguishment of debt, stock-based compensation and unusual, non-recurring or one-time items (comprising initial public offering preparation costs, litigation expenses, and provision for legal settlement).
We present EBITDA and Adjusted EBITDA because our management uses these as supplemental measures in assessing our operating performance, and we believe they are helpful to investors, securities analysts and other interested parties, in evaluating the performance of companies in our industry. We also believe EBITDA and Adjusted EBITDA are useful to management and investors, securities analysts and other interested parties as measures of our comparative operating performance from period to period. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. They should not be considered as alternatives to cash flow from operating activities, as measures of liquidity, or as alternatives to net income as a measure of our operating performance or any other measures of performance derived in accordance with GAAP. In addition, EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP. Our definitions and calculations of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.

The following table provides a reconciliation of net income to adjusted net income:

	Fiscal Year Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011

Net income	$89,388	$101,931	$78,236	$65,500	$25,807
Interest expense	15,091	13,887	20,640	10,209	36
Interest income	(294)	(173)	(125)	(152)	(53)
Provision for income taxes	55,930	63,358	43,957	42,853	16,489
Depreciation and amortization	8,170	4,860	1,286	1,207	1,250
EBITDA	$168,285	$183,863	$143,994	$119,617	$43,529
Gain on insurance settlement	—	—	—	—	—
Loss on extinguishment of debt (4a)	—	—	15,918	—	—
Initial public offering preparation costs (4b)	8,513	2,886	1,110	—	—
Litigation expenses (4c)	10,071	4,621	—	—	—
Provision for legal settlement (4d)	32,000	—	—	—	—
Stock-based compensation (4e)	2,820	1,819	1,420	366	468
Adjusted EBITDA	$221,689	$193,189	$162,442	$119,983	$43,997

(4a)	Represents the loss on extinguishment of debt associated with the repricing of our senior secured credit facilities in December 2013. See Note 5 to our audited consolidated financial statements.
(4b)	Represents costs incurred in preparing for our initial public offering and common stock issued to our employees.
(4c)	Represents costs primarily related to the litigation with Nestlé Purina.
(4d)	Represents provision related to the settlement agreement entered into in December 2015. See Note 14 to our consolidated financial statements.
(4e)	Represents non-cash, stock-based compensation expense

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to those set forth in the "Risk Factors" section of this report. You should carefully read "Risk Factors" and "Statement Regarding Forward-Looking Disclosures". The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

Overview

We are the fastest growing major pet food company in the United States, selling dog and cat food made with whole meats, fruits and vegetables, and other high-quality, natural ingredients. BLUE is a billion dollar brand based on net sales and is the #1 brand in the Wholesome Natural market segment. We develop, produce, market, and sell pet food under our five product lines: BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, and BLUE Natural Veterinary Diet lines. Each of our major product lines of pet food include different product types for dogs and cats, such as dry food, wet food, and treats. We also produce and sell cat litter under the BLUE Naturally Fresh line. While we have only one reporting segment, for purposes of discussing our net sales we categorize our products as (1) Dry Foods or (2) Wet Foods, Treats, and Other Products. Dry Foods contributed approximately 81% of our net sales for each of 2015 and 2014, with the remaining 19% attributable to Wet Foods, Treats and Other Products.

We sell our products in the specialty channels, either directly to retailers or through distributors. The specialty channels include national pet superstore chains, regional pet store chains, neighborhood pet stores, veterinary clinics and hospitals, farm and feed stores, eCommerce retailers, military outlets and hardware stores. BLUE is sold across all types of specialty retailers in the United States, Canada, Mexico, and Japan although our sales in the veterinary channel are currently minimal. Our products were first sold in national pet superstores and a significant majority of our net sales is still generated from national pet superstores, PetSmart and Petco, which are our top two customers. Over the last three years, we have diversified our customer base, with 70% of our net sales generated from national pet superstores in 2015 as compared to 75% in 2013. We expect our net sales to accounts outside of national pet superstores to continue to grow faster as we make BLUE more widely available across different specialty channels.

Our products are manufactured in the United States through a hybrid network of owned and contracted manufacturing facilities and distributed from owned and contracted distribution centers. In September 2014, we commenced manufacturing operations at our Heartland facility in Joplin, Missouri. Our Heartland facility is expected to provide us with the majority of our forecasted dry food production needs over the next several years. We have also commenced plans to expand our internal manufacturing capabilities to provide additional production capacity in the future.

The primary market for our products is the United States, which represented approximately 96% of our net sales for both 2015 and 2014 and 97% in 2013 with the remaining 4% and 3%, respectively, for each of those periods attributable primarily to our operations in Canada, where we also market and sell our products. In 2015, we also had minimal net sales in Mexico and Japan. As part of our growth strategies, we intend to continue to expand our international operations to select markets.

Blue Buffalo Pet Products, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Industry Trends

The U.S. pet food industry has been growing as a result of a number of factors, including:

•	continued humanization of pets – more pet parents consider their pets to be a family member, driving demand for more premium and specialized pet foods;

•
strong health and wellness trends crossing over from human foods – there is increased focus on pets consuming high-quality, natural foods, as evidenced by the growth in the Wholesome Natural market segment; and

•
growth of the specialty channels – the specialty channels have been growing faster than the FDM channel as pet parents are attracted to the variety, premium assortment and tailored shopping experience offered by retailers in specialty channels, including eCommerce.

Nonetheless, the pet food industry faces a number of challenges and uncertainties including:

•	the pet food industry's continued ability to innovate and meet pet parents' future needs;

•	increased promotional activity in the pet food industry;

•	a challenging economic climate, which may impact spending on pets; and

•	new or increased regulatory requirements and scrutiny, including increased oversight by the FDA and the implementation of the Food Safety Modernization Act.

Components of our Results of Operations

Net Sales

We develop, produce, market and sell natural pet food and cat litter in the specialty channels in the United States, Canada, Mexico and Japan. We rely on consumer demand for our products, financial performance of our products for retailers and our position in the marketplace, rather than entering into contracts with retailers to sell our products. We enter into agreements with various distributors to distribute our products to other stores in the specialty channel that typically stock a narrower range of our products given their smaller store footprints. We recognize revenues generally upon receipt of the product by the customer. See “Critical Accounting Policies and Estimates—Revenue Recognition.” All sales are made on pre-agreed pricing terms, are not subject to contingencies and are, therefore, final.

We offer a variety of trade promotions and incentives to our customers and consumers, such as temporary price reductions, cooperative advertising programs, in-store displays and coupons. These trade promotions and incentives are accounted for as a reduction of our net sales. Our net sales are periodically influenced by the timing, extent and amount of such trade promotions and incentives.

In addition, the following trends have driven our growth in net sales over the past three years and we expect these trends to continue to drive our growth in net sales in the near future:

•
our continued growth in net sales within national pet superstores as well as our increased availability to a greater proportion of pet parents as we have expanded our distribution to other retailers in the specialty channels;

Blue Buffalo Pet Products, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	our continued investment in our highly-effective marketing and brand-building; and

•
our continued innovation, including the expansion of existing product lines, the introduction of new product types and the introduction of new product lines that are tailored to meet evolving consumer preferences and the needs of different pets. The revenue per pound of new products that we introduce across our product lines is typically higher than the average revenue per pound of existing products in our portfolio due to their more specialized and higher cost formulas.

These factors have powered our growth at a faster rate than the overall pet food industry. Over the past three years, our net sales have increased at a CAGR of 25% as compared to the overall pet food industry which has increased at a CAGR of 4%, according to Euromonitor. While we expect these trends to continue to drive our growth for the near future, we believe that our growth rate will decline in the future as our scale increases.

However, our results of operations and business face the following challenges and uncertainties:

•	our ability to introduce new product offerings that will gain broad market acceptance;

•	reduced traffic trends at national pet superstores;

•	competitive threats from other pet foods companies;

•	our ability to pass along increases in commodity costs to our customers and ultimately to consumers; and

•	reduced customer and consumer demand for our products due to a recession, financial and credit market disruptions, or other global economic downturns.

Gross Profit

Gross profit is our net sales less cost of goods sold. Our cost of goods sold consists primarily of costs of ingredients and packaging materials, manufacturing costs and costs associated with our warehouses and distribution network, which are influenced by a number of factors including transportation costs and fuel charges. These components are subject to fluctuations in certain commodities and inflation. Gross margin measures our gross profit as a percentage of net sales.

We have a network that both self manufactures finished goods as well as purchases finished products from our contract manufacturers predominantly on a cost-plus basis. We pay our contract manufacturers on a dollar-per-pound basis for dry foods and dollar-per-unit basis for wet foods and treats. Over the past three years, we have worked closely with our contract manufacturers to negotiate lower manufacturing costs through increased volume of purchases, contract consolidation and price negotiations. More recently, the value of our contract manufacturers' productivity has been somewhat offset with up-charges that are a result of smaller run sizes and more complex diets.

We negotiate pricing and availability directly with suppliers for most ingredients in our dry foods. We also negotiate for raw materials used at our Heartland facility as well as for contract manufacturers. Our contract manufacturers then purchase these ingredients from suppliers approved by us based on the specifications and terms we negotiate. This has allowed us to consolidate ingredient sourcing across our manufacturing

Blue Buffalo Pet Products, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

network in order to negotiate more favorable pricing on ingredients for dry foods, which make up the majority of our product portfolio. For wet foods and treats, our contract manufacturers negotiate directly with suppliers approved by us and purchase ingredients directly based on our specifications. We have entered into contracts relating to the physical purchase of the majority of the main ingredients, including our meats and meals, grains, fruit, vegetables, starches and fibers. These contracts are focused primarily on ensuring availability, quality and price predictability. Depending on the nature of the ingredients, some contracts are fixed in price while others have a variable component based on a pricing formula. The length of the contracts is fixed for a period of time, typically up to a year or for a season and/or a crop year. We have increased the percentage of ingredients contracted for our dry foods from approximately 30% of our forward twelve-month needs in 2009 to approximately 90% in 2015. In 2016, under our Commodity Price Risk Management Policy we expect to contract approximately 90% of our ingredients for our forward twelve-month needs, as well as enter into fixed price and/or fixed quantity contracts for a pre-determined amount of our ingredients to reduce short-term price volatility in certain commodities. Although we do not currently engage in hedging activities, we expect to adopt certain hedging strategies in the future consistent with our Commodity Price Risk Management Policy. We believe these efforts will help ensure the availability and quality of our ingredients and help mitigate the impact of volatile and increasing commodity costs on our business.

We have also invested and plan to continue to invest in equipment to be used by certain of our contract manufacturers to increase volume capacity where needed, improve efficiency and improve product quality. With the opening of our Heartland facility, we now have a hybrid network of owned and contracted manufacturing facilities. We believe this hybrid network will provide us with enhanced margin opportunities and greater flexibility in our supply chain. In the near term, these manufacturing efficiencies will give us an opportunity to reinvest in growth initiatives, including the flexibility to respond to competitive activity. We have also commenced plans to expand our internal manufacturing capabilities to provide additional production capacity in the future and further manufacturing efficiencies.

Over the past three years, despite volatility in commodity prices and start-up costs associated with our Heartland facility in 2014, we have managed our gross margin through a combination of increased prices to offset commodity cost inflation, changes in our product mix, productivity improvements, purchasing efficiencies and cost reductions in our supply chain. Historically, we have been able to pass along commodity cost increases to our customers through annual or semiannual price increases. Over an 18-month period between summer of 2011 and early 2013, we implemented three price increases while continuing to grow our sales volumes. When evaluating pricing, we consider many factors including cost of sales increases, competitive pricing strategy and the price-value equation to our consumers. For fiscal 2016, we have raised prices on selected items to offset certain commodity cost increases. This will result in a blended price increase of approximately 2% which is not expected to materially impact our sales volumes.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses primarily consist of advertising and marketing expenses, salaries and other payroll-related expenses, stock-based compensation, legal and professional fees, consulting expenses, travel expenses, depreciation and research and development costs. Selling, general and administrative expenses as a percentage of net sales has increased from 19.3% in 2013 to 22.1% in 2015, primarily driven by increased investments in advertising to support new product releases and drive greater brand awareness, investments in our strategic initiatives, and investments in our corporate infrastructure to support our large scale and growth.

In the future, we expect our selling, general and administrative expenses to grow at a slower rate than our net sales growth as we leverage our past investments. In the near term, we intend to reinvest operating

Blue Buffalo Pet Products, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

efficiencies to fund our growth initiatives. In 2015, we incurred approximately $2.3 million of incremental expenses as a result of the additional reporting and compliance costs associated with being a public reporting company. In fiscal 2016, we expect incremental selling, general and administrative expenses of approximately $1.4 million as a result of the additional reporting and compliance costs associated with being a public reporting company.

Results of Operations

The following table presents selected statement of income data expressed as a percentage of net sales:

	Fiscal Year Ended December 31,			% of Net Sales
(dollars in thousands)	2015	2014	2013	2015	2014	2013

Net sales	$1,027,447	$917,760	$719,509	100.0%	100.0%	100.0%
Cost of sales	608,616	550,893	421,897	59.2%	60.0%	58.6%
Gross profit	418,831	366,867	297,612	40.8%	40.0%	41.4%
Selling, general, and administrative expenses	226,716	187,864	138,986	22.1%	20.5%	19.3%
Provision for legal settlement	32,000	—	—	3.1%	—%	—%
Operating income	160,115	179,003	158,626	15.6%	19.5%	22.0%
Interest expense	15,091	13,887	20,640	1.5%	1.5%	2.9%
Loss on debt extinguishment	—	—	15,918	—%	—%	2.2%
Interest income	(294)	(173)	(125)	—%	—%	—%
Income before income taxes	145,318	165,289	122,193	14.1%	18.0%	17.0%
Provision for income taxes	55,930	63,358	43,957	5.4%	6.9%	6.1%
Net income	$89,388	$101,931	$78,236	8.7%	11.1%	10.9%
Basic net income per common share	$0.46	$0.52	$0.40
Diluted net income per common share	$0.45	$0.52	$0.40

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

Net Sales
Net sales increased $109.7 million, or 12.0%, to $1,027.4 million for the year ended December 31, 2015, compared to $917.8 million for the year ended December 31, 2014. Volume growth accounted for 11 percentage points of the increase in net sales and a favorable product mix contributed 1 percentage point. In preparation for the systems cutover from our previous ERP system to SAP, we stopped shipping to customers in December 2013 for a partial week. These sales were recovered in the first quarter of 2014 when we resumed shipping to customers. As a result, we estimate that $13.1 million of sales were shifted from the fourth quarter of 2013 to the first quarter of 2014. Excluding this shift in shipments, our net sales growth for the year ended December 31, 2015 would have been 1.6 percentage points higher or 13.6%.

Net sales of Dry Foods increased $89.1 million, or 12.0%, to $831.8 million for the year ended December 31, 2015, compared to $742.8 million for the year ended December 31, 2014 driven primarily by volume growth. This volume growth was primarily driven by strong performance across each of our major product lines.

Net Sales of Wet Foods, Treats and Other Products increased $20.6 million, or 11.8%, to $195.6 million for the year ended December 31, 2015, compared to $175.0 million for the year ended December 31, 2014. Volume growth

Blue Buffalo Pet Products, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

accounted for 9 percentage points of the increase in net sales of our Wet Foods, Treats and Other Products and favorable product mix contributed 3 percentage points. The strong performance of our BLUE Wilderness and BLUE Life Protection Formula lines drove the growth in net sales of Wet Foods, Treats and Other Products.

Gross Profit
Gross profit increased $52.0 million, or 14.2%, to $418.8 million for the year ended December 31, 2015, compared to $366.9 million for the year ended December 31, 2014, driven primarily by increased volume. Gross margin increased to 40.8% for the year ended December 31, 2015, from 40.0% for the year ended December 31, 2014, driven primarily by the benefit of the Heartland facility ramp-up in 2015.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $226.7 million for the year ended December 31, 2015, an increase of $38.9 million, or 20.7%, from $187.9 million for the year ended December 31, 2014. The increase reflects:

•
$19.9 million of incremental expense related to ongoing investment in advertising and marketing ($7.7 million) consistent with our strategy to invest in our brand and product lines and investments made in strategic initiatives ($12.2 million); and

•	$11.1 million of incremental expense related to the initial public offering ($5.6 million) and the Nestlé Purina litigation ($5.5 million).

Provision for Legal Settlement
Provision for legal settlement for the year ended December 31, 2015 was $32.0 million due to the settlement agreement entered into in December 2015 related to our U.S. class action lawsuits as disclosed in Note 14 to our consolidated financial statements.

Interest Expense
Interest expense increased $1.2 million, or 8.7%, to $15.1 million for the year ended December 31, 2015, compared to $13.9 million for the year ended December 31, 2014. The increase was driven by capitalized interest of $2.0 million which reduced interest expense recorded during the year ended December 31, 2014. Excluding capitalized interest, our effective interest rate for the year ended December 31, 2015 was 3.87% as compared to 4.03% for the year ended December 31, 2014.

Interest Income
Interest income increased $121,000, or 69.9%, to $294,000 for the year ended December 31, 2015, compared to $173,000 for the year ended December 31, 2014. This increase was driven by higher average cash on hand for 2015 as compared to 2014.

Provision for Income Taxes
Provision for income taxes decreased $7.4 million, or 11.7%, to $55.9 million for the year ended December 31, 2015, compared to $63.4 million for the year ended December 31, 2014. Our effective tax rate was 38.5% for the year ended December 31, 2015 as compared to 38.3% for the year ended December 31, 2014. The increase in the effective rate was due to non-deductible permanent differences primarily related to the close of our initial public offering partially offset by the domestic manufacturing deduction during the year ended December 31, 2015.

Net Income
As a result of the factors above, net income decreased $12.5 million, or 12.3%, to $89.4 million for the year ended December 31, 2015, compared to $101.9 million for the year ended December 31, 2014.

Blue Buffalo Pet Products, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

Net Sales
Net sales increased $198.3 million, or 27.6%, to $917.8 million for the year ended December 31, 2014, compared to $719.5 million for the year ended December 31, 2013. Volume growth accounted for 25 percentage points of the increase in net sales and a favorable product mix contributed 3 percentage points. The introduction of new products under each of our major product lines drove our growth. In preparation for the systems cutover from our previous ERP system to SAP, we stopped shipping to customers in December 2013 for a partial week. These sales were recovered in the first quarter of 2014 when we resumed shipping to customers. As a result, we estimate that $13.1 million of sales were shifted from the fourth quarter of 2013 to the first quarter of 2014. Excluding this shift in shipments, our net sales growth for the year ended December 31, 2014 would have been 4.1 percentage points lower or 23.5%.

Net sales of Dry Foods increased $151.3 million, or 25.6%, to $742.8 million for the year ended December 31, 2014, compared to $591.5 million for the year ended December 31, 2013. Volume growth accounted for 25 percentage points of the increase in net sales of Dry Foods and favorable product mix contributed 1 percentage point. This volume growth was primarily driven by the introduction of new products under each of our major product lines.

Net sales of Wet Foods, Treats and Other Products increased $47.0 million, 36.7%, to $175.0 million for the year ended December 31, 2014, compared to $128.0 million for the year ended December 31, 2013. Volume growth accounted for 28 percentage points of the increase in net sales of our Wet Foods, Treats and Other Products and favorable product mix contributed 8 percentage points. The introduction of new wet foods across each of our major product lines was the primary driver of the growth of our net sales of Wet Foods, Treats and Other Products.

Gross Profit
Gross profit increased $69.3 million, or 23.3%, to $366.9 million for the year ended December 31, 2014, compared to $297.6 million for the year ended December 31, 2013, driven primarily by increased volume. Gross margin decreased to 40.0% for the year ended December 31, 2014, from 41.4% for the year ended December 31, 2013. Gross margin was primarily impacted by the start-up of our Heartland manufacturing facility (1.3 percentage points gross margin decrease).
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $187.9 million for the year ended December 31, 2014, up $48.9 million, or 35.2%, from $139.0 million for the year ended December 31, 2013. The increase reflects:

•
$23.3 million of incremental advertising for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and consistent with our strategy to continue to invest in our brands and product lines; and

•	$9.9 million of incremental professional fees primarily related to litigation expenses.

Interest Expense
Interest expense decreased $6.8 million, or 32.7%, to $13.9 million for the year ended December 31, 2014, compared to $20.6 million for the year ended December 31, 2013. This decrease was due to a lower effective interest rate year-over-year, which was 4.03% for the year ended December 31, 2014 as compared to 5.27% for the year ended December 31, 2013, which primarily reflects the repricing of our term loan facility in December of 2013.

Blue Buffalo Pet Products, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Income
Interest income increased $48,000, or 38.4%, to $173,000 for the year ended December 31, 2014, compared to $125,000 for the year ended December 31, 2013. This increase was driven by higher year-over-year average cash on hand.
Provision for Income Taxes
Provision for income taxes increased $19.4 million, or 44.1%, to $63.4 million for the year ended December 31, 2014, compared to $44.0 million for the year ended December 31, 2013. Our effective tax rate was 38.3% for the year ended December 31, 2014 as compared to 36.0% for the year ended December 31, 2013. The increase in the effective rate is primarily attributed to prior year state refunds for the 2010, 2011, and 2012 tax years which benefited the tax provision in 2013 but did not recur in 2014.

Net Income
As a result of the factors above, net income increased $23.7 million, or 30.3%, to $101.9 million for the year ended December 31, 2014, compared to $78.2 million for the year ended December 31, 2013.

Financial Condition, Liquidity, and Capital Resources

Overview
Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $40.0 million revolving credit facility to provide us with an additional source of liquidity but have not had to draw on our revolving credit facility. There were no borrowings outstanding under the revolving credit facility as of December 31, 2015 and 2014. As of December 31, 2015, our cash and cash equivalents were $224.3 million compared to cash and cash equivalents as of December 31, 2014 of $95.8 million. On August 8, 2012, we entered into a $350.0 million term loan facility and obtained an additional $50.0 million of term loans on December 6, 2012 through an incremental term loan facility. The aggregate gross proceeds of $400.0 million were used to pay dividends to our stockholders. As of December 31, 2015, we had outstanding indebtedness of $387.1 million under the term loan facilities. Pursuant to the terms of the term loan facilities, we are required to make quarterly payments of approximately $1.0 million, with the remaining balance of $373.2 million due on August 8, 2019, the maturity date of the term loan facilities.

Our primary cash needs are for capital expenditures and working capital. Capital expenditures typically vary depending on the timing of infrastructure-related investments. We plan to make capital expenditures of approximately $70.0 million to $80.0 million in fiscal 2016, which we expect to fund from cash generated from operations. We expect the majority of expenditures in fiscal 2016 will be used to fund strategic initiatives, including the start of our multi-year program to expand our internal manufacturing capabilities.

Our primary working capital requirements are for product and product-related costs, the payment of payroll, rent and distribution costs, advertising and marketing expenditures and the costs related to the development and commercialization of new products. Fluctuations in working capital are primarily driven by the timing of new product launches. As of December 31, 2015, we had working capital of $286.5 million, compared to $202.2 million as of December 31, 2014.

We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs for the foreseeable future. If necessary, we can borrow funds under our revolving credit facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. Our ability to meet our operating, investing and financing needs depend to a significant extent on our future financial performance, which will

Blue Buffalo Pet Products, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, described in "Risk Factors." In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide attractive products to our customers and consumers, increase prices to offset higher commodity costs, manage production and our supply chain and improve our productivity. Our liquidity could also be negatively impacted by the Nestlé Purina proceedings if they were to be determined adversely to us. See “Item 3. Legal Proceedings.” In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. We may need to refinance all or a portion of the principal amounts outstanding under our term loan facilities on or before August 8, 2019. We expect to continually assess our performance, the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures.

Cash Flows

Cash Provided by Operating Activities
Net cash provided by operating activities was $138.2 million for the year ended December 31, 2015, compared to $90.1 million for the year ended December 31, 2014. The increases in net cash provided by operating activities was driven by favorable changes in working capital, primarily driven by timing of inventory purchases due to the strategic build up of wet inventory due to co-packer constraints in 2014 and favorable changes in accounts receivable over the comparative period, partially offset by a decrease in earnings.

Net cash provided by operating activities was $90.1 million for the year ended December 31, 2014, compared to $69.0 million for the year ended December 31, 2013. The increase in operating cash flow primarily reflects increased earnings partially offset by an increase in working capital needs to support our growth.

Cash Used in Investing Activities
Net cash used in investing activities was $9.6 million for the year ended December 31, 2015, compared to $33.3 million for the year ended December 31, 2014. The decrease in net cash used in investing activities was primarily driven by higher capital expenditures associated with the construction of our Heartland manufacturing facility during the year ended December 31, 2014 as compared to the same period in 2015.

Net cash used in investing activities was $33.3 million for the year ended December 31, 2014, compared to $63.3 million for the year ended December 31, 2013. The decrease in net cash used in investing activities was primarily driven by higher capital expenditures associated with the construction of our Heartland manufacturing facility during the year ended December 31, 2013 as compared to the same period in 2014.

Cash Used in Financing Activities
For the year ended December 31, 2015, net cash used in financing activities was $0.2 million, compared to $3.9 million for the year ended December 31, 2014. The decrease in net cash used in financing activities was due to proceeds from the exercise of stock options and associated income tax benefit during 2015.

For the year ended December 31, 2014, net cash used in financing activities was $3.9 million, compared to $8.6 million in net cash used in financing activities for the year ended December 31, 2013. The decrease in net cash used in financing activities was due to payments of debt issuance costs during fiscal 2013 which did not recur in fiscal 2014.

Blue Buffalo Pet Products, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Description of Indebtedness

As of December 31, 2015, our senior secured credit facilities consisted of $387.1 million of outstanding term loans maturing on August 8, 2019 and an undrawn $40.0 million revolving credit facility (which includes borrowing capacity available for letters of credit and for short-term borrowings) maturing on August 8, 2017. Blue Buffalo Company, Ltd., a wholly-owned subsidiary of the Company, is the borrower under our senior secured credit facilities. As of December 31, 2015, the interest rate on the term loan facilities was 3.75%.

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

Our senior secured credit facilities contain a number of covenants that, among other things, restrict the ability of the borrower and its restricted subsidiaries to (subject to certain exceptions): incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase our capital stock; make investments, loans or advances; repay subordinated indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing its subordinated indebtedness; and change its lines of business. The credit agreement covenants also restrict the ability of Blue Pet Products, Inc. to engage in certain mergers or consolidations. The credit agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the credit agreement includes maintenance covenants that require compliance with certain secured leverage ratios. The availability of certain baskets and the ability to enter into certain transactions (including the ability of the borrower to pay dividends to the parent guarantor) may also be subject to compliance with such secured leverage ratios. The Company believes it was in compliance with its financial debt covenants in the credit agreement as of December 31, 2015.

Blue Buffalo Pet Products, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years
(dollars in thousands)
Long-term debt (1)	$387,097	$3,960	$7,920	$375,217	$—
Interest on debt (2)	51,592	14,506	28,564	8,522	—
Operating lease obligations	17,093	5,857	7,868	2,765	603
Finished goods minimum purchase obligations (3)	57,938	33,314	24,624	—	—
Raw material purchase obligations	305,477	297,863	7,614	—	—
Total contractual obligations	$819,197	$355,500	$76,590	$386,504	$603

(1) Does not reflect any excess cash flow payments.
(2) Reflects interest expense calculated using the stated interest rate for the Term Loan of 3.75%.
(3) Reflects our estimate of the minimum co-manufacturer production commitments.

Off Balance Sheet Arrangements

During 2013, Heartland Pet Foods Manufacturing Inc., our wholly-owned subsidiary, or Heartland, and Jasper County, Missouri, or Jasper, entered into an agreement pursuant to which Jasper agreed to issue up to an aggregate principal amount of $55 million of industrial revenue bonds to purchase manufacturing equipment from Heartland, which will then be leased back to Heartland. As Heartland will become the owner of the equipment at the end of the lease term, the lease meets the requirements of a capital lease and the equipment is recorded as property, plant, and equipment on our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreements with the proceeds due from the industrial revenue bonds. As of December 31, 2015 and 2014, Jasper had issued, and Heartland had purchased, $55.0 million of industrial revenue bonds and Jasper had purchased from, and leased back to, Heartland certain manufacturing equipment for a corresponding amount.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in the notes to our consolidated financial statements, we believe that the following accounting policies and estimates are critical to our business operations and understanding of our financial results.

Blue Buffalo Pet Products, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, the product has been shipped, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectability is reasonably assured. In most cases, revenue recognition does not occur until the product has reached the specified customer.
In the normal course of business, we use trade promotions to support our business. Trade promotions, consisting primarily of temporary price reductions, consumer coupons, product placement fees, advertising allowances and other rebates are offered through various programs to customers and consumers. Sales are recorded net of trade promotion spending, which is recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. Most of these arrangements have terms of approximately one year. Accruals for expected payouts under these programs are included in other current liabilities on the consolidated balance sheets.

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

Inventories

We provide reserves for estimated obsolescence based on specific identification. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, we may require additional reserves.

Loss Contingencies

We record accruals for various contingencies including legal exposures as they arise in the normal course of business. We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible, or probable. Our assessment is developed in consultation with our internal and external counsel and other advisors and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature is unpredictable. We believe that our assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact our consolidated financial statements.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal and foreign). We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. We determine whether it is “more likely than not” that a tax position will be sustained upon the examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those income tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties are also recognized.

Blue Buffalo Pet Products, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We also assess permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the deductibility of expenses, depreciation of property, plant and equipment, stock-based compensation expense and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statements of operations.

Stock-based Compensation

We recognize stock-based compensation expense for our share-based payments based on the fair value of the awards at the grant date. The fair value of our stock option grants is determined using the Black-Scholes option pricing model. The fair value of restricted stock awards is determined using the closing price of the Company's common stock on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock-based award.

Effective with our initial public offering, the Company bases its common stock value on actual transactions or other transactions that are representative of stock value. The expected volatility assumption is based on the combination of the industry index for pet food wholesalers and the volatility of our largest customer. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The weighted-average expected term is determined with reference to historical exercise and post-vesting cancellation experience and the vesting period and contractual term of the awards. The forfeitures rate is estimated based on historical experience and expected future activity. We have no current plans to pay dividends.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. The standard is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the standard requires improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in the first quarter of Fiscal 2017, including interim periods within that first fiscal year, and early adoption is not permitted.
In July 2015, the FASB voted to defer the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The standard is effective for the first quarter of 2018, with early adoption in Fiscal 2017 permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated results of operations, financial condition and cash flows.
In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” The new standard is intended to address the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which was previously not addressed in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The Company expects to adopt ASU No. 2015-15 beginning on January 1, 2016, and the adoption of the new standard is not expected to have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.
Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The Company elected to adopt ASU No. 2015-17 during the fourth quarter of fiscal 2015. The new standard is being applied retrospectively and the effects of the changes on the prior period are quantified and disclosed in “Note 7 - Income Taxes.”
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates and commodity price fluctuations. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our senior secured credit facilities is variable rate debt. Interest rate changes generally do not affect the market value of our senior secured credit facilities but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. At December 31, 2015, we had variable rate debt of approximately $387.1 million under our senior secured credit facilities. An increase of 1% would have increased our interest expense for the year ended December 31, 2015 by approximately $3.9 million.

Commodity Price Risk

We use raw materials that are subject to price volatility caused by supply conditions, weather, political and economic variables and other unpredictable factors. We purchase some of our raw materials in the open market. We manage our raw material exposures by entering into contracts for our dry food ingredients and through ongoing productivity initiatives. In 2016, under our Commodity Price Risk Management Policy, we expect to contract approximately 90% of our ingredients for our forward twelve-month needs, as well as enter into fixed price and/or fixed quantity contracts for a pre-determined amount of our ingredients to reduce short term price volatility in certain commodities. Although we do not currently engage in hedging activities, we expect to adopt certain hedging strategies in the future consistent with our Commodity Price Risk Management Policy. If commodity price changes result in unexpected increases in raw materials, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, net sales and operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blue Buffalo Pet Products, Inc.:
We have audited the accompanying consolidated balance sheets of Blue Buffalo Pet Products, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Buffalo Pet Products, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Stamford, Connecticut
March 9, 2016

Blue Buffalo Pet Products, Inc.
Consolidated Balance Sheets
(dollars in thousands, except for share data)

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$224,253	$95,788
Receivables, net	80,103	78,620
Inventories	83,482	88,620
Prepaid expenses and other current assets	4,492	3,351
Total current assets	392,330	266,379

Restricted cash	473	473
Property, plant, and equipment, net	115,160	113,863
Deferred income taxes	3,907	1,691
Deferred debt issuance costs, net	196	317
Other assets	480	444
Total assets	$512,546	$383,167

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	31,428	33,163
Other current liabilities	70,459	27,013
Total current liabilities	105,847	64,136

Long-term debt	383,137	387,097
Deferred income taxes	3,268	13,123
Other long-term liabilities	11,013	6,108
Total liabilities	503,265	470,464

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock; $0.01 par value; 150,000,000 shares authorized; none issued or outstanding at December 31, 2015	—	—
Common stock, voting; $0.01 par value; 1,500,000,000 shares authorized; 196,216,596 and 195,743,154 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1,962	1,957
Additional paid-in capital	64,899	57,683
Accumulated (deficit)	(57,549)	(146,937)
Accumulated other comprehensive loss	(31)	—
Total stockholders' equity (deficit)	9,281	(87,297)
Total liabilities and stockholders' equity (deficit)	$512,546	$383,167

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Consolidated Statements of Income
(dollars in thousands, except for share data)

	Year Ended December 31,
	2015	2014	2013

Net sales	$1,027,447	$917,760	$719,509
Cost of sales	608,616	550,893	421,897
Gross profit	418,831	366,867	297,612
Selling, general, and administrative expenses	226,716	187,864	138,986
Provision for legal settlement	32,000	—	—
Operating income	160,115	179,003	158,626
Interest expense	15,091	13,887	20,640
Loss on extinguishment of debt	—	—	15,918
Interest income	(294)	(173)	(125)
Income before income taxes	145,318	165,289	122,193
Provision for income taxes	55,930	63,358	43,957
Net income	$89,388	$101,931	$78,236

Basic net income per common share	$0.46	$0.52	$0.40
Diluted net income per common share	$0.45	$0.52	$0.40
Basic weighted average shares	195,933,800	195,735,309	195,619,943
Diluted weighted average shares	198,047,453	197,852,932	196,559,084

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$89,388	$101,931	$78,236
Other comprehensive income (loss):
Foreign currency translation adjustment	(31)	—	—
Other comprehensive income (loss), before tax	(31)	—	—
Income tax expense on other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	(31)	—	—
Comprehensive income	$89,357	$101,931	$78,236

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands, except for share data)

	Common shares outstanding	Common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2012	195,463,955	$1,954	$54,282	$(327,104)	$—	$(270,868)
Exercise of stock options	256,939	3	124	—	—	127
Stock-based compensation expense	—	—	1,420	—	—	1,420
Net income	—	—	—	78,236	—	78,236
Balance at December 31, 2013	195,720,894	$1,957	$55,826	$(248,868)	$—	$(191,085)
Exercise of stock options	22,260	—	37	—	—	37
Stock-based compensation expense	—	—	1,820	—	—	1,820
Net income	—	—	—	101,931	—	101,931
Balance at December 31, 2014	195,743,154	$1,957	$57,683	$(146,937)	$—	$(87,297)
Other comprehensive loss	—	—	—	—	(31)	(31)
Exercise of stock options	396,010	5	2,246	—	—	2,251
Income tax benefit from exercise of stock options	—	—	1,536	—	—	1,536
Issuance of restricted stock	46,750	—	935	—	—	935
Issuance of common stock	30,682	—	614	—	—	614
Stock-based compensation expense	—	—	1,885	—	—	1,885
Net income	—	—	—	89,388	—	89,388
Balance at December 31, 2015	196,216,596	$1,962	$64,899	$(57,549)	$(31)	$9,281

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$89,388	$101,931	$78,236
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	8,170	4,860	1,286
Amortization of debt issuance costs and accretion of original issue discount	122	122	2,511
Stock-based compensation	3,434	1,820	1,420
Deferred compensation	19	115	(181)
Loss on extinguishment of debt	—	—	14,928
Loss on disposal of fixed assets	89	55	168
Deferred income taxes	(12,071)	14,835	(230)
Income tax benefit from exercise of stock options	(1,536)	—	—
Provision for legal settlement	32,000	—	—
Effect of changes in operating assets and liabilities:
Receivables	(1,487)	(26,245)	(17,264)
Inventories	5,140	(20,746)	(23,062)
Prepaid expenses and other assets	(1,189)	(1,917)	(864)
Accounts payable	(1,733)	9,910	2,612
Other liabilities	17,873	5,395	9,442
Net cash provided by operating activities	138,219	90,135	69,002

Cash flows from investing activities:
Capital expenditures	(9,556)	(32,948)	(63,507)
Restricted cash	—	(350)	203
Net cash used in investing activities	(9,556)	(33,298)	(63,304)

Cash flows from financing activities:
Payment of debt issuance costs	—	—	(4,738)
Principal payments on long-term debt	(3,960)	(3,960)	(3,983)
Income tax benefit from exercise of stock options	1,536	—	—
Proceeds from exercise of stock options	2,251	37	127
Net cash used in financing activities	(173)	(3,923)	(8,594)

Effect of exchange rate changes on cash and cash equivalents	(25)	—	—
Net increase (decrease) in cash and cash equivalents	128,465	52,914	(2,896)
Cash and cash equivalents at beginning of period	95,788	42,874	45,770
Cash and cash equivalents at end of period	$224,253	$95,788	$42,874

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements

Note 1 – The Company

Blue Buffalo Pet Products, Inc. (“BBPP”) and together with its subsidiaries (the “Company,” “we,” “us,” “its,” and “our”) was incorporated in the state of Delaware in July 2012 and conducts its business exclusively through its wholly-owned operating subsidiary, Blue Buffalo Company, Ltd. (“Blue”) (formerly The Blue Buffalo Company, LLC) and its subsidiaries. Blue was formed in August 2002, and is the parent company of five wholly-owned subsidiaries: Great Plains Leasing, LLC, Heartland Pet Food Manufacturing, Inc. (“Heartland”), Sierra Pet Products, LLC, Blue Buffalo Pet Products Canada, Ltd., and Blue Buffalo Japan Kabushiki Kaisha. Additionally, Blue Buffalo Import Mexico, S. de R.L. de C.V. and Blue Buffalo Mexico, S. de R.L. de C.V. are indirect wholly-owned subsidiaries of BBPP. BBPP and its subsidiaries develop, produce, market, and sell pet food under the BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, and BLUE Natural Veterinary Diet lines. Our products are produced domestically at our Heartland facility and through contract manufacturers for distribution to retailers in specialty channels throughout the United States of America, Canada, Japan, and Mexico.

In July 2012, Blue formed Heartland for the purpose of commencing internal manufacturing operations to eventually supplement its contract manufacturers. Manufacturing operations commenced at our Heartland facility in Joplin, Missouri in September 2014.

Also in July 2012, BBPP and Blue Pet Products, Inc. (“BPP”) were established through a series of stock exchanges and transfers. In connection therewith, the existing stockholders of Blue became the stockholders of BBPP with the same pro-rata ownership percentage previously held in Blue and whereby BBPP owns 100% of the common stock of BPP and BPP owns 100% of the common stock of Blue.

On July 27, 2015, BBPP completed the initial public offering (“IPO”) of shares of its common stock. Existing stockholders of BBPP sold 38,906,286 shares of common stock in the IPO at an initial offering price of $20.00 per share, including 5,074,732 shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. In addition, BBPP issued 30,682 shares of common stock to approximately 1,700 non-management employees at no cost to them. The Company recognized $0.6 million of stock-based compensation expense during fiscal year 2015 related to this issuance. BBPP did not receive any proceeds from the sale of shares of its common stock in the IPO by the selling stockholders or from the issuance of shares to non-management employees. The shares offered and sold in the IPO were registered under the Securities Act of 1933 (“Securities Act”) pursuant to BBPP’s Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (“SEC”) on July 21, 2015. The common stock is listed on the NASDAQ Stock Market under the symbol “BUFF.”

Note 2 – Basis of Presentation

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of BBPP and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Stock Split
On July 7, 2015, the Company effected a 4.2-to-1 stock split of all outstanding shares of the Company’s common stock. All share, option, and per share information presented in the accompanying consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the stock split.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consist of both interest and non-interest bearing accounts. At December 31, 2015, we had three accounts in excess of the federal deposit insurance limit.

Restricted Cash
We are required to maintain a cash deposit with the lender of our standby letters of credit equal to the amount of the outstanding letters of credit. As of December 31, 2015 and 2014, the Company had outstanding irrevocable standby letters of credit in the amount of approximately $0.5 million issued by TD Bank. These letters of credit are being maintained as security for performance of certain of the Company’s operating lease obligations. The letters of credit are automatically renewed on an annual basis sixty days prior to expiration.

Receivables
Trade receivables consist of uncollateralized, non-interest bearing customer obligations due under normal trade terms. Other receivables consist primarily of reimbursable amounts due from co-manufacturers for packaging of $3.5 million and $4.4 million and income tax receivables of $9.5 million and $18.2 million at December 31, 2015 and 2014, respectively. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Past due balances are reviewed individually for collectability. As of December 31, 2015 and 2014, the allowance for doubtful accounts was immaterial.

Receivables consisted of the following at December 31:

(dollars in thousands)	2015	2014
Trade receivables, net	$66,648	$54,647
Other receivables	13,455	23,973
Total	$80,103	$78,620

We are exposed to concentration of credit risk by our customers. Approximately 69% and 72% of gross trade accounts receivable at December 31, 2015 and December 31, 2014, respectively, were from our two largest customers. In 2015 and 2014, two customers accounted for 10% or more of our consolidated net sales. Sales to these customers represented 46% and 24% of net sales for the year ended December 31, 2015, 49% and 24% of net sales for the year ended December 31, 2014, and 53% and 22% of net sales for the year ended December 31, 2013.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Inventories
Inventories, consisting principally of finished goods available for resale and packaging materials, are stated at the lower of cost or market value. We provide reserves for estimated obsolescence based on specific identification. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, we may require additional reserves.

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recognized on a straight-line basis over the estimated useful life of the assets as follows: computer equipment over 3 years, computer software over 5 years, furniture and fixtures over 10 years, machinery and equipment from 5 to 15 years, and buildings, building improvements and land improvements over 40 years. Computer software consists primarily of third-party software acquired and developed for internal use and is accounted for in accordance with accounting guidance on internal use software. Leasehold improvements and fixed assets purchased under capital leases are amortized over the lesser of the asset life or related lease term. When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets and the related accumulated depreciation, and any resulting profit or loss is credited or charged to operations.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying amount. For impaired assets, we measure and recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value.

Deferred Debt Issuance Costs
Debt issuance costs are deferred and amortized to interest expense using the effective interest method. During the third quarter of 2012, in connection with our entering into and borrowing under the facility (see Note 5), we recorded approximately $5.7 million of debt issuance costs to be amortized over the weighted-average term of the credit facility (7 years). In addition, in connection with the amendment to the credit facility during the fourth quarter of 2012, we recorded an additional $1.2 million of debt issuance costs, which are being amortized over the remaining term of the term loan facility (6.7 years).

During the first quarter of 2013, the Company amended its credit facility and recorded approximately $4.7 million of additional deferred debt issuance costs, which are being amortized over the remaining life of the credit facility. In addition, the Company recorded $0.5 million related to bank and legal fees paid to third parties to execute the amendments, which is included in interest expense.

During the fourth quarter of 2013, the Company executed another amendment which resulted in extinguishment accounting and as a result, approximately $9.2 million of unamortized debt issuance costs were written off to interest expense (see Note 5).

Amortization expense for deferred debt issuance costs was approximately $0.1 million for each of the years ended December 31, 2015 and 2014 and $1.6 million for the year ended December 31, 2013.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Segment Reporting
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing these criteria, we manage our business on the basis of one reportable operating segment.

Net sales in the United States (“US”) for 2015, 2014, and 2013, were $990.5 million, $881.9 million and $694.4 million, respectively. Net sales outside the US for 2015, 2014, and 2013, denominated in US dollars, were $36.9 million, $35.9 million, and $25.1 million, respectively. Substantially all of our long-lived assets are located in the United States.

Revenue Recognition
Revenue consists of sales to customers, net of returns, discounts, and trade promotions. Sales are recognized when persuasive evidence of an arrangement exists, the product has been shipped, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectability is reasonably assured. In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the product has reached the specified customer.

Trade promotions, consisting primarily of temporary price reductions, consumer coupons, product placement fees, advertising allowances, and other rebates are offered through various programs to customers and consumers. Sales are recorded net of trade promotion spending, which is recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. Most of these arrangements have terms of approximately one year. Accruals for expected payouts under these programs are included in other current liabilities on the accompanying consolidated balance sheets.

Shipping and Handling
Shipping and handling costs include related third-party labor, warehousing, and shipping costs, shipping supplies, and certain distribution overhead. Our shipping and handling costs are included within cost of sales in the accompanying consolidated statements of income.

Vendor Concentration
We are exposed to concentration of supplier risk with our vendors. While the Company purchases products from many different manufacturers and suppliers, approximately 44%, 68%, and 69%, of the Company’s cost of sales in 2015, 2014, and 2013, respectively, were derived from products purchased from the Company’s five largest manufacturers.

Advertising
Advertising costs, including production costs of television, print, and other advertisements, are expensed as incurred, shown or distributed. Advertising costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of income and amounted to $83.6 million, $81.1 million, and $57.7 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

Research and Development
We engage in a variety of research and development activities principally to develop new products and improve the quality of existing products. Research and development costs are expensed as incurred. Research and development costs were $9.5 million, $7.6 million, and $4.6 million for the years ended December 31, 2015, 2014, and 2013, respectively, and are reported within selling, general and administrative expenses in the accompanying consolidated statements of income.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock-based Compensation
In accordance with the fair value recognition provisions of accounting guidance on share-based payments, we recognize stock-based compensation expense for our share-based payments based on the fair value of the awards at the grant date. The fair value of our stock option grants is determined using the Black-Scholes option pricing model. Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the stock-based award. See Note 11 for further details.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Where applicable, interest and penalties related to unrecognized tax benefits are recognized within income tax expense, respectively.

Supplemental Cash Flow Information
Interest paid in cash approximated $15.0 million, $15.7 million, and $20.0 million, for the years ended December 31, 2015, 2014, and 2013, respectively. Income taxes paid in cash approximated $54.9 million, $60.4 million, and $50.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. The standard is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the standard requires improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in the first quarter of Fiscal 2017, including interim periods within that first fiscal year, and early adoption is not permitted.
In July 2015, the FASB voted to defer the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The standard is effective for the first quarter of 2018, with early adoption in Fiscal 2017 permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated results of operations, financial condition and cash flows.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” The new standard is intended to address the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which was previously not addressed in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The Company expects to adopt ASU No. 2015-15 beginning on January 1, 2016, and the adoption of the new standard is not expected to have a material impact on the Company’s results of operations, financial condition and financial statement disclosures.
Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The Company elected to early adopt ASU No. 2015-17 during the fourth quarter of fiscal 2015. The new standard is being applied retrospectively and the effects of the changes on the prior period are quantified and disclosed in “Note 7 - Income Taxes.”

Note 3 – Inventories

Inventories consisted of the following at December 31:

(dollars in thousands)	2015	2014
Finished goods	$76,987	$83,904
Work in process	352	90
Raw materials	2,583	3,136
Packaging and supplies	3,560	1,490
Total	$83,482	$88,620

Note 4 – Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31:

(dollars in thousands)	2015	2014
Computer software	$11,641	$8,056
Computer equipment	4,055	3,589
Buildings	59,315	58,846
Machinery and equipment	47,234	44,702
Furniture and fixtures	1,585	1,429
Leasehold improvements	1,413	1,051
Buildings improvements	86	86
Land	346	346
Land improvements	493	784
Construction in progress	3,673	2,169
	129,841	121,058
Accumulated depreciation and amortization	(14,681)	(7,195)
Total	$115,160	$113,863

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Depreciation and amortization expense was approximately $8.2 million, $4.9 million, and $1.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

During 2013, Heartland and Jasper County, Missouri ("Jasper") entered into an agreement pursuant to which Jasper agreed to issue up to an aggregate principal amount of $55.0 million of industrial revenue bonds ("Bonds") to be purchased by Heartland. As noted below, Jasper issued the bonds and used the proceeds from the Bonds to purchase manufacturing equipment from Heartland, which was then leased back to Heartland. As Heartland will become the owner of the equipment at the end of the lease term, the lease meets the requirements of a capital lease and the equipment is being recorded as property, plant, and equipment. The Company has the right and intends to set-off any obligation to make payments under the lease agreements with the proceeds due from the Bonds. As of December 31, 2015 and 2014 Jasper had issued, and Heartland had purchased, $55.0 million, of industrial revenue bonds and Jasper had purchased from, and leased back to, Heartland certain manufacturing equipment for a corresponding amount.

Note 5 – Long-term Debt

Long-term debt consisted of the following at December 31:

(dollars in thousands)	2015	2014
Term loan	$387,097	$391,057
Less current maturities	(3,960)	(3,960)
Total long-term debt	$383,137	$387,097

On August 8, 2012, the Company entered into a $390 million credit facility (the “Facility”) with Citibank, N.A. as the administrative agent, Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers, and Morgan Stanley Senior Funding, Inc. as syndication agent, and other financial institutions. The Facility originally consisted of a $350 million term loan facility and a $40 million revolving credit facility $10 million sub-limit for letters of credit and a swing line sub-limit of $5 million). The Facility is secured by 100% of Blue’s assets and is guaranteed by its parent BPP. The term loan facility expires on August 8, 2019 and the revolving credit facility expires on August 8, 2017.

As of December 31, 2012, the term loan is presented net of the related unamortized original issue discount (“OID”), which was $7.0 million at issuance. Accretion of OID is included in interest expense and was approximately $0.9 million for the years ended December 31, 2013. In connection with the Facility, the Company recorded approximately $5.7 million of deferred debt issuance costs. Both the OID and deferred debt issuance costs are being amortized over the weighted-average term of the Facility (approximately 7 years) using the effective interest method. The proceeds from the term loan were used to fund a special dividend of $350 million to shareholders.

On December 6, 2012, the Company and its lenders amended the Facility to, among other things, provide additional term loan borrowings of $50 million and allow for the distribution of dividends of $50 million. The proceeds from the additional term loan borrowings were used to fund a special dividend of $50 million to shareholders. In connection with this amendment, the Company recorded $1.2 million of additional deferred debt issuance costs to be amortized over the remaining term of the term loan facility (approximately 6.7 years) using the effective interest method.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

On February 15, 2013, the Company and its lenders entered into two amendments to re-price both the term loan and revolving credit facility (the “Amended Facility”). The term loan amendment reduced the applicable margin on the $399.0 million principal amount of term loan borrowings by 150 basis points and the interest rate floor by 25 basis points. The revolving credit facility amendment reduced the applicable margin on revolver borrowings by 150 basis points (there were no borrowings under this facility). In connection with the amendments, the Company incurred and recorded approximately $4.7 million of additional deferred debt issuance costs, which are being amortized over the remaining life of the Amended Facility. In addition, the Company recorded $0.5 million related to bank and legal fees paid to third parties to execute the amendments, which is included in interest expense for the year ended December 31, 2013.

On December 9, 2013, the Company and its lenders entered into an amendment to re-price the term loan. The term loan amendment reduced the applicable margin on the $396.0 million principal amount of term loan borrowings by 75 basis points. The revolving credit facility remained unchanged. In accordance with accounting guidance on debt modifications and extinguishments, the amended term loan was deemed substantially different and as such the modification has been treated as an extinguishment. In connection with the extinguishment, the Company recorded a loss on extinguishment of debt of $15.9 million, which consisted of unamortized debt issuance costs of $9.2 million, unamortized OID of $5.7 million, and new debt issuance costs of $1.0 million.

At December 31, 2015, we had $387.1 million of term loan borrowings (fair value of $385.2 million) at an effective interest rate of 3.87% and no outstanding borrowings under the revolving credit facility. At December 31, 2014, we had $391.1 million of term loan borrowings (fair value of $386.2 million) at an effective interest rate of 4.03% and no outstanding borrowings under the revolving credit facility. Principal payments on the term loan borrowings are due and payable in quarterly installments of approximately $1.0 million with the then expected remaining balance of $373.2 million due on August 8, 2019.

Term loan borrowings bear interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs provided that LIBOR shall not be lower than 1.00%. The applicable margin for borrowings under the term loan is 2.75% with respect to LIBOR borrowings and 1.75% with respect to base-rate borrowings. At December 31, 2015 and December 31, 2014, the interest rate on the term loan was 3.75%.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the revolving credit facility is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base-rate borrowings. At December 31, 2015 and December 31, 2014, the interest rate on the credit facility was 4.25%.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Interest on term loan borrowings as well as any outstanding borrowings under the revolving credit facility is payable quarterly. In addition, we are required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The initial commitment fee rate is 0.50% per annum and varies based upon a leverage-based pricing grid. During the years ended December 31, 2015, 2014, and 2013, the Company incurred total interest expense of $15.1 million, $15.9 million, and $22.9 million. During the years ended December 31, 2014 and 2013, the Company capitalized $2.0 million and $2.3 million, respectively, of interest expense related to the Heartland facility build out.

The Amended Facility contains both restrictive operating and financial covenants, including a secured leverage ratio (defined as, with certain adjustments, the ratio of (i) the Company’s indebtedness less unrestricted cash and cash equivalents up to $40 million to (ii) consolidated net income before interest, taxes, depreciation, and amortization) for the most recently ended 4 quarters not to exceed 3.75:1.00. The Amended Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. For the years ended December 31, 2015 and 2014, the Company was not required to make an excess cash flow payment. As of December 31, 2015, the Company believes it was in compliance with its financial debt covenants.

Provisions in the Amended Facility currently restrict the ability of our operating subsidiary, Blue, from paying dividends to its ultimate parent company BBPP, unless Blue meets certain leverage ratio and minimum availability requirements under the Amended Facility.

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following at December 31:

(dollars in thousands)	2015	2014
Accrued bonuses	$9,727	$5,126
Trade promotions	14,521	10,919
Deferred compensation - current portion	677	1,338
Accrued legal settlement	32,000	—
Other current liabilities	13,534	9,630
Total	$70,459	$27,013

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7 - Income Taxes

The provision for income taxes consisted of the following:

	For the years ended
(dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Current tax provision:
Federal	$60,837	$39,576	$40,127
State	7,164	8,947	4,060
Total current provision	68,001	48,523	44,187

Deferred tax provision:
Federal	(9,855)	16,037	(520)
State	(2,216)	(1,202)	290
Total deferred (benefit) provision	(12,071)	14,835	(230)
Total provision	$55,930	$63,358	$43,957

Components of income (loss) before income taxes are as follows:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013

United States	$147,427	$165,289	$122,193
Foreign	(2,109)	—	—
Total income before income taxes	$145,318	$165,289	$122,193

A reconciliation of the federal statutory rate to our effective rate is as follows:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5	2.1	2.2
Non-deductible expenses	2.0	0.3	0.3
Domestic manufacturing deduction	(1.3)	—	—
Unrecognized tax benefits	0.8	1.3	(1.0)
Valuation allowance	0.5	—	—
Other	(1.0)	(0.4)	(0.5)
Total	38.5%	38.3%	36.0%

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company and its subsidiaries file income tax returns in the United States and various state and local, and foreign jurisdictions.

In the normal course of business, the Company is subject to examination by taxing authorities and as of December 31, 2015, the Company's 2011 income tax return was being audited by the Internal Revenue Service ("IRS”).  There are also various state tax examinations in progress primarily attributable to state nexus matters relating to prior year amended tax returns which have been considered in the Company’s position for uncertain tax benefits. In general, tax years 2011 through 2015 are subject to an examination for U.S. Federal and tax years 2010 through 2015 for some state and local taxing jurisdictions.

As of December 31, 2015, 2014, and 2013 the liability for income taxes associated with uncertain tax positions was $8.7 million, $6.9 million, and $3.9 million, respectively, which if recognized, would affect our effective tax rate. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (which excludes federal benefits of state taxes, interest, and penalties):

(dollars in thousands)
Balance at December 31, 2012	$—
Increases in uncertain tax benefits as a result of tax positions taken in a prior year	2,924
Increases in uncertain tax benefits as a result of tax positions taken in the current year	1,959
Balance at December 31, 2013	4,883
Increases in uncertain tax benefits as a result of tax positions taken in a prior year	206
Increases in uncertain tax benefits as a result of tax positions taken in the current year	2,429
Balance at December 31, 2014	7,518
Increases in uncertain tax benefits as a result of tax positions taken in the current year	1,845
Decreases in uncertain tax benefits from a lapse of applicable statute of limitations	(156)
Balance at December 31, 2015	$9,207

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2015 and 2014, the Company recorded approximately $0.2 million and $0.3 million, respectively, of both interest and penalties related to its unrecognized tax benefits.

Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $0.6 million within twelve months after the year ended December 31, 2015.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 31, 2015	December 31, 2014
Deferred tax assets:
Inventories	$1,228	$1,869
Accrued liabilities	12,491	307
Transaction costs	—	1,085
Stock-based compensation	1,378	1,024
Capitalized debt	237	301
Long-term incentive plan	834	746
Research and development	—	41
State net operating loss carryforwards	2,152	2,072
Foreign net operating loss carryforwards	254	—
State tax credits	1,826	325
Federal benefit related to uncertain tax positions	2,697	—
Other	518	322
Deferred tax assets, gross	23,615	8,092
Valuation allowance	(782)	—
Total deferred tax assets, net	22,833	8,092

Deferred tax liabilities:
Property, plant, and equipment	(20,441)	(18,176)
Prepaids	(696)	—
Bond premiums	(1,057)	(1,348)
Total deferred tax liabilities	(22,194)	(19,524)

Net deferred tax assets (liabilities)	$639	$(11,432)

Our state net operating loss carryforwards (“NOLs”) will begin to expire in 2032. The majority of the NOLs relate to our Heartland operations.

As disclosed in “Recently Issued Accounting Pronouncements,” the Company elected to early adopt ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” as of the fourth quarter of fiscal 2015, utilizing retrospective application as permitted. Accordingly, deferred tax assets in the amount of $5.7 million, which were formerly classified as current assets at December 31, 2014, have been reclassified as $1.7 million in non-current deferred tax assets, and $4.0 million in non-current deferred tax liabilities in our consolidated balance sheet.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2015, the Company had a valuation allowance of $0.8 million to reduce our deferred tax assets to an amount more likely than not to be realized. This valuation allowance relates to state tax credits and foreign net operating losses. In evaluating the Company’s ability to realize its deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management also considers the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowance. There was no valuation allowance recorded as of December 31, 2014.

The Company has not provided deferred taxes on undistributed earnings from its foreign subsidiaries, as the Company anticipates that these earnings will be reinvested indefinitely. The Company does not currently plan to initiate any action that would result in these earnings being repatriated to fund its U.S. operations.

Note 8 – Fair Value Measurements

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, deferred compensation, and debt, none of which are measured at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate their fair value due to the short-term nature of these financial instruments. The Company’s long-term financial liability consists of long-term debt. The financial liability of the Company's deferred compensation is short-term and recorded at the present value of the liability (which approximates fair value) under the Growth Plan (defined in Note 9) and is included in other current liabilities on the accompanying consolidated balance sheets. Long-term debt is recorded on the consolidated balance sheets at issuance price and adjusted for any applicable unamortized discounts or premiums.

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

At December 31, 2015 and December 31, 2014, we had approximately $195.4 million and $90.1 million, respectively, of cash invested in money market deposit accounts which were included in cash and cash equivalents on the accompanying consolidated balance sheets (Level 1).

The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred. There were no transfers in or out of Level 1, 2, or 3 during the years ended December 31, 2015 and 2014.

Assets that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets. For these assets, we do not periodically adjust carrying value to fair value, except in the event of impairment. Should we determine that an impairment has occurred, the carrying value would be reduced to fair value and the difference is recorded as an impairment loss in our consolidated statements of income.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2015, the carrying value of the Company’s outstanding borrowings under the credit facility was approximately $387.1 million as compared to a fair value of $385.2 million (Level 2). As of December 31, 2014, the carrying value of the Company’s outstanding borrowings under the credit facility was approximately $391.1 million as compared to a fair value of $386.2 million (Level 2). The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities, and credit risk.

Note 9 – Employee Benefit Plans

The Company sponsors a defined contribution plan. This plan covers employees who are at least 18 years of age and have completed a 6-month time period of employment. Employees are eligible to participate in the plan on the first day of the plan year month coinciding with the date in which the employee satisfies the eligibility requirements. The plan provides for the option of employee contributions up to statutory limits, of which we match up to 4% of the employees contributions, at a rate of 100% on the first 3% and 50% on the next 2%. Company contributions to the plan totaled approximately $1.0 million, $0.8 million, and $0.4 million, for each of the years ended December 31, 2015, 2014, and 2013, respectively.

In 2006, the Company adopted the Blue Buffalo Company, Ltd. Phantom Equity Plan (“Growth Plan”) under which selected employees were granted “growth units.” Growth units were valued at $1 at inception of the Growth Plan and had fluctuated in value in proportion to the Company’s revenue growth year-over-year. All growth unit grants were at the discretion of the Company’s Board of Directors and vested over a three year term from the date of grant. The vested units were payable in cash over a four year term upon termination of employment, subject to modification at the discretion of management. There were 100,000 units authorized under the Growth Plan.

In March 2012, the Board of Directors amended the Growth Plan to: (i) accelerate the vesting of all unvested units previously granted, (ii) freeze the value of the growth units and the Growth Plan, (iii) provide for full payment of the frozen value of the units to participants in the form of quarterly installments ending on June 30, 2016, and (iv) terminate the Growth Plan. As of December 31, 2015 and December 31, 2014, the remaining obligations under this plan were approximately $0.7 million and $2.0 million (approximates present value), respectively, and are included in other current and long-term liabilities on the accompanying consolidated balance sheets.

As of December 31, 2015 and 2014, there were 96,667 growth units outstanding, all of which were fully vested as of December 31, 2012. During 2015 and 2014, there were no new grants of growth units or forfeitures. The Company recorded a deferred compensation expense of $19,000 for the year ended December 31, 2015, deferred compensation expense of $0.1 million for the year ended December 31, 2014, and a deferred compensation benefit of $0.2 million for the year ended December 31, 2013.

Note 10 - Stockholders' Equity (Deficit)

During 2015, the Company filed an Amended and Restated  Articles of Incorporation which, among other things, increased the number of authorized shares to 1,500,000,000 shares of common stock, par value  $0.01 per share, and authorized 150,000,000 shares of blank check preferred stock, par value of $0.01 per share, which may be issued in one or more series of Preferred Stock with such powers, preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions as the Board of Directors of the Company shall approve. As of December 31, 2015, the total amount of the Company's authorized common and preferred stock consisted of 1,500,000,000 and 150,000,000 shares, respectively.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2015, 196,216,596 shares of common stock were issued and outstanding. There were no shares of preferred stock issued or outstanding as of December 31, 2015.

Note 11 – Stock-Based Compensation

Under the Company’s 2012 Blue Buffalo Pet Products, Inc. Stock Purchase and Option Plan (the “Plan”), the Board of Directors is authorized to award incentive stock options (ISOs) and non-qualified, stock appreciation rights (SARs), restricted stock, performance units, performance-based stock awards, dividend equivalent rights, and other stock-based grants. Participation in the Plan is limited to key employees, officers, and directors.

On March 4, 2013, the Plan was amended to increase the maximum number of shares of stock available under the Plan by 210,000 shares to 14,242,061 shares (the “Amended Plan”). As of December 31, 2015, there were 5,230,642 shares of common stock reserved under the Amended Plan. As of December 31, 2015, the maximum number of shares available for grant under the Amended Plan was 13,419.

In July 2015, the Board of Directors adopted and our shareholders approved the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (“2015 Plan”). The 2015 Plan provides that the total number of shares of common stock that may be issued under our 2015 Plan is 8,400,000. The 2015 Plan provides for the grant of stock options (ISOs and non-qualified), SARs, restricted stock awards, restricted stock units, performance units, performance-based stock awards, dividend equivalent rights and other stock-based incentive awards. As of December 31, 2015, the Company has granted 46,750 restricted stock awards and 6,875 stock options under the 2015 Plan. As of December 31, 2015, the maximum number of shares available for grant under the 2015 Plan was 8,346,375.

Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options, which are subject to pro-rata vesting, is expensed on a straight-line basis over the vesting period of the stock options.

Prior to the IPO, the Company used a third party valuation specialist to assist it in the estimation of the fair value of its common stock. The Company believed these valuations to be appropriate; however, the valuation of the equity of any private company involves various estimates and assumptions that may differ from actual values. Effective with the IPO, the Company bases its common stock value on actual transactions or other transactions that are representative of stock value. The expected volatility assumption is based on the combination of our historical stock price, the industry index for pet food wholesalers and the volatility of the Company’s largest customer. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The weighted-average expected term is determined with reference to historical exercise and post-vesting cancellation experience, and the vesting period and contractual term of the awards.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

The following are the weighted-average assumptions used for grants issued:

	For the years ended
	December 31, 2015	December 31, 2014	December 31, 2013

Volatility	23.85%	32.84%	30.88%
Risk-free interest rate	1.88%	2.16%	1.52%
Expected term (years)	6.5	6.5	6.5
Dividend yield	—	—	—
Grant-date fair value	$5.74	$5.15	$2.14

The following table summarizes stock option activity during the year and also presents stock options outstanding and exercisable as of December 31, 2015 (dollars in millions, except for per share data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	4,671,639	$5.88
Granted	110,825	$20.00
Exercised	(396,010)	$5.68
Forfeited	(14,700)	$13.47
Expired	(5,457)	$6.12
Outstanding, December 31, 2015	4,366,297	$6.24	7.09	$54.7
Exercisable, December 31, 2015	2,225,613	$5.72	6.99	$29.0

During 2015, the Company granted 110,825 ISO and nonqualified stock options, of which 6,875 stock options were granted under the 2015 Plan and 103,950 stock options were granted under the Amended Plan. The intrinsic value of options exercised during 2015, 2014, and 2013, was $5.5 million, $0.3 million, and $3.4 million, respectively. During 2015, the Company recorded benefits of tax deductions in excess of the grant date fair value of $1.5 million. There were no non-qualified options exercised in 2014 and 2013.

Restricted Stock Awards

The following table summarizes restricted stock activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards at December 31, 2014	—	$—
Granted	46,750	20.00
Vested	(46,750)	20.00
Forfeited	—	—
Restricted stock awards at December 31, 2015	—	—

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

During 2015 and concurrent with the IPO, certain members of the Company's Board of Directors received a one-time fully-vested grant of 46,750 restricted stock awards with a three-year holding restriction. The total fair value of these restricted stock awards on the date of grant was $0.9 million, of which the full amount was recognized as a component of stock-based compensation expense during 2015.

Stock-based Compensation Expense

Unrecognized stock-based compensation expense related to outstanding unvested stock options is expected to be recognized in the Company’s statements of income as follows (by fiscal year):

(dollars in thousands)
2016	$1,857
2017	1,709
2018	309
2019	121
2020	51
Total	$4,047

Note 12 - Earnings Per Share

The details of the computation of basic and diluted earnings per common share are as follows:

	Twelve months ended December 31,
	2015	2014	2013
(dollars in thousands, except for share data)
Net income	$89,388	$101,931	$78,236

Basic weighted average number of shares outstanding	195,933,800	195,735,309	195,619,943
Dilutive effect of stock options	2,113,653	2,117,623	939,141
Diluted weighted average number of shares outstanding	198,047,453	197,852,932	196,559,084

Basic net income per common share	$0.46	$0.52	$0.40
Diluted net income per common share	$0.45	$0.52	$0.40
Anti-dilutive shares excluded from diluted earnings per share computation	49,795	—	96,096

Note 13 - Lease Commitments

The Company leases various facilities, vehicles, and equipment under operating leases with terms expiring at various times through 2021. Rent expense under operating leases was approximately $5.6 million, $5.0 million, and $4.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Future minimum annual rental commitments under non-cancellable operating leases as of December 31, 2015 were as follows:

Total non-cancellable leases
(dollars in thousands)
Year
2016	5,857
2017	4,250
2018	3,618
2019	1,463
Thereafter	1,905
Total	$17,093

Note 14 - Commitments and Contingencies

Purchase Commitments
The Company enters into contracts with a network of contract manufacturers that require them to provide us with specific finished products and provide for minimum production commitments. Most of our agreements with our contract manufacturers expire in 2016 and will thereafter be automatically renewed for consecutive one-year terms until notice of non-renewal is given. The Company also enters into contracts for the purchase of several of its main ingredients. Such contracts call for minimum purchase requirements and typically cover one year or one crop season and are renewed annually.

The following table summarizes our future minimum purchase commitments as of December 31, 2015:

	Total	Less Than One Year	1-3 Years	3-5 Years	More than Five Years
(dollars in thousands)
Finished goods minimum purchase obligations	$57,938	$33,314	$24,624	$—	$—
Raw material purchase obligations	305,477	297,863	7,614	—	—
Total contractual obligations	$363,415	$331,177	$32,238	$—	$—

Litigation & Settlements

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

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

addition, Nestlé Purina has issued press releases and made other public announcements, including advertising and promotional communications through emails and internet and social media websites that make claims similar to those contained in their lawsuit. Nestlé Purina seeks a declaratory judgment that these statements are true and do not constitute defamation.
In the course of pretrial discovery in the consolidated Nestlé Purina lawsuit, beginning in September 2014 documents and information were revealed that indicate that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appears that this mislabeling was deliberate. This conduct was undertaken by the supplier without our knowledge, and we have since ceased purchasing ingredients from this facility. This supplier was one of our primary sources of chicken meal and turkey meal. As a result of the supplier’s conduct, our advertising claims of “no chicken or poultry by-product meals” were inaccurate as to products containing the mislabeled ingredients. Therefore, we may be exposed to false advertising liability to Nestlé Purina and others to the extent a claimant can prove they were injured by our actions. Such liability may be material. We have brought third-party indemnity and damages claims, with respect to the Nestlé Purina lawsuit, against the supplier that mislabeled the ingredients, as well as a broker involved in those transactions for such mislabeled ingredients. The trial court narrowed certain of our third party claims in response to motions to dismiss filed by the third parties but allowed numerous claims to proceed. In addition, we maintain insurance coverage for some of the Nestlé Purina claims.
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

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

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

In addition, a number of related putative consumer class action lawsuits were filed in various states in the U.S. making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. We also brought damages and indemnity claims against our former ingredient supplier and broker with respect to the class action lawsuits. In December 2015, we entered into a settlement agreement with the plaintiffs to resolve all of the class action lawsuits (the "Settlement"). Under the terms of the Settlement, which have received preliminary court approval and are still subject to final court approval, we agreed to pay $32.0 million into a settlement fund.  Any attorneys’ fees awarded by the court and all costs of notice and claims administration will be paid from the settlement fund.  On January 8, 2016, we paid this $32.0 million into an escrow account pending final court approval. The amount that each class member who submits a claim for reimbursement will receive will depend on the total amount of Blue Buffalo products purchased by the claimant during the class period and certain other conditions including whether the claimant has a proof of purchase. The Settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages.

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

Note 15 - Related Parties

Invus Partners, LLC, which as of December 31, 2015, beneficially owned 58.6% of the Company's outstanding common stock, and held $20.0 million and $20.2 million of the Company's outstanding debt under the Amended Facility on December 31, 2015 and 2014, respectively. Several of the members of the Company's Board of Directors ("BOD") are members of Invus Partners, LLC, as well as managing directors and officers of the general partner of the Company's majority shareholder and managing directors and officers of an investment advisor to the Company's majority shareholder.

In addition, Kunkemueller Enterprises LP, which is owned in part by the wife of one of the members of our BOD, held $1.5 million of the Company's debt under the Amended Facility on December 31, 2015 and 2014.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16 - Unaudited Quarterly Financial Data

The unaudited summarized financial data by quarter for the years ended December 31, 2015 and 2014 is presented in the table below:

(dollars in thousands)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2015:
Net sales	$248,774	$253,998	$259,437	$265,238
Gross profit	99,534	99,795	108,285	111,217
Selling, general, and administrative expenses	47,399	59,660	58,664	60,993
Operating income	52,135	40,135	49,621	18,224
Net income	30,046	22,638	27,066	9,638
Basic net income per common share	$0.15	$0.12	$0.14	$0.05
Diluted net income per common share	$0.15	$0.11	$0.14	$0.05
Basic weighted average shares	195,745,670	195,747,954	196,062,348	196,173,169
Diluted weighted average shares	197,773,850	197,709,082	198,254,808	198,076,031

2014:
Net sales	$226,247	$218,654	$234,770	$238,089
Gross profit	96,335	84,993	94,226	91,313
Selling, general, and administrative expenses	42,722	46,100	45,419	53,623
Operating income	53,613	38,893	48,807	37,690
Net income	31,153	21,911	27,713	21,154
Basic net income per common share	$0.16	$0.11	$0.14	$0.11
Diluted net income per common share	$0.16	$0.11	$0.14	$0.11
Basic weighted average shares	195,720,894	195,733,692	195,743,154	195,743,154
Diluted weighted average shares	197,747,579	197,827,833	197,884,029	197,853,482

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the Company's fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in June 2016. The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in June 2016. The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, as of December 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	4,366,297	$6.24	8,359,794
Equity compensation plans not approved by security holders	—	—	—
Total	4,366,297	$6.24	8,359,794

(1) Represents stock options that are outstanding or that are available for future issuance pursuant to the 2012 Blue Buffalo Pet Products, Inc. Stock Purchase and Option Plan and 2015 Omnibus Incentive Plan.

Additional information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in June 2016. The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in June 2016. The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in June 2016. The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(B)	Exhibits:

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of lncorporation of Blue Buffalo Pet Products, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 27, 2015).
3.2	Amended and Restated Bylaws of Blue Buffalo Pet Products, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 27, 2015).
10.1**
Amended and Restated Investor Rights Agreement, dated January 21, 2015, by and among the Registrant, certain stockholders party thereto and Invus, L.P. (incorporated by reference to Exhibit 10.1 to the Blue Buffalo Pet Products, Inc. Registration Statement on Form S-1 (file no. 333-204847) filed on June 10, 2015 (the "June 10, 2015 Form S-1")).

10.2†**	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the June 10, 2015 Form S-1).
10.3†**
Offer Letter, dated September 12, 2012, between Michael Nathenson and Blue Buffalo (incorporated by reference to Exhibit 10.3 to the Blue Buffalo Pet Products, Inc. Registration Statement on Form S-1/A (file no. 333-204847) filed on July 8, 2015 (the "July 8, 2015 Form S-1/A")).

10.4†**	Offer Letter, dated October 1, 2012, between Kurt T. Schmidt and Blue Buffalo (incorporated by reference to Exhibit 10.4 to the July 8, 2015 Form S-1/A).
10.5†**	Amended and Restated 2012 Stock Purchase and Option Plan of Blue Buffalo Pet Products, Inc. (incorporated by reference to Exhibit 10.5 to the June 10, 2015 Form S-1).
10.6†**	Form of 2012 Stock Purchase and Option Plan of Blue Buffalo Pet Products, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the June 10, 2015 Form S-1)
10.7†**	Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the July 8, 2015 Form S-1/A).
10.8	Form of Option Agreement under the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan
10.9	Form of Restricted Stock Unit Agreement under the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan

10.10**	Form of Restricted Stock Agreement under the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the July 8, 2015 Form S-1/A).
10.11†**
Form of Confidentiality, Intellectual Property Ownership and Non-Competition Agreement (incorporated by reference to Exhibit 10.11 to the Blue Buffalo Pet Products, Inc. Registration Statement on Form S-1/A (file no. 333-204847) filed on June 25, 2015 (the "June 25, 2015 Form S-1/A")).

10.12**
Credit Agreement dated August 8, 2012 among Blue Pet Products, Inc., Blue Buffalo Company, Ltd., the lenders party thereto and Citibank, N.A., as administrative agent, swingline lender and an issuing bank, Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Morgan Stanley Senior Funding, Inc., as syndication agent (incorporated by reference to Exhibit 10.12 to the June 25, 2015 Form S-1/A).

10.13**
Collateral Agreement dated August 8, 2012 among Blue Pet Products, Inc., Blue Buffalo Company, Ltd., the other grantors party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.13 to the June 25, 2015 Form S-1/A).

10.14**
Guarantee Agreement dated August 8, 2012 among Blue Pet Products, Inc., the subsidiary guarantors identified therein and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.14 to the June 25, 2015 Form S-1/A).

10.15**
Amendment Agreement No. 1 dated December 6, 2012 among Blue Pet Products, Inc., Blue Buffalo Company, Ltd., the other loan parties party thereto, the existing lenders, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and the initial Incremental Term B-1 Lenders (incorporated by reference to Exhibit 10.15 to the June 25, 2015 Form S-1/A).

10.16**
Amendment Agreement No. 2 dated February 15, 2013 among Blue Pet Products, Inc., Blue Buffalo Company, Ltd., the other loan parties party thereto, the existing lenders, Citibank, N.A., as administrative agent, and the initial Additional Term B-2 Lenders (incorporated by reference to Exhibit 10.16 to the June 25, 2015 Form S-1/A).

10.17**
Amendment Agreement No. 3 dated February 15, 2013 among Blue Pet Products, Inc., Blue Buffalo Company, Ltd., the other loan parties party thereto, the revolving lenders and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.17 to the June 25, 2015 Form S-1/A).

10.18**
Amendment Agreement No. 4 dated December 9, 2013 among Blue Pet Products, Inc., Blue Buffalo Company, Ltd., the other loan parties party thereto, the existing lenders and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.18 to the June 25, 2015 Form S-1/A).

10.19	Stipulation of Settlement, In re Blue Buffalo Company, Ltd. Marketing and Sales Practices Litigation, dated December 9, 2015
21.1	Subsidiaries of Blue Buffalo Pet Products, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

**	Previously filed.
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE BUFFALO PET PRODUCTS, INC.

By:	/s/ Kurt Schmidt
Kurt Schmidt
Chief Executive Officer

Date: March 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kurt Schmidt	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2016
Kurt Schmidt		Date
/s/ Michael Nathenson	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2016
Michael Nathenson		Date
/s/ William Bishop	Non-Executive Chairman of the Board and Director	March 9, 2016
William Bishop		Date
/s/ Raymond Debbane	Director	March 9, 2016
Raymond Debbane		Date
/s/ Philippe Amouyal	Director	March 9, 2016
Philippe Amouyal		Date
/s/ Evren Bilimer	Director	March 9, 2016
Evren Bilimer		Date
/s/ Aflalo Guimaraes	Director	March 9, 2016
Aflalo Guimaraes		Date
/s/ Michael A. Eck	Director	March 9, 2016
Michael A. Eck		Date
/s/ Frances Frei	Director	March 9, 2016
Frances Frei		Date
/s/ Amy Schulman	Director	March 9, 2016
Amy Schulman		Date