Form 10-Q
period 2016-03-31
Blue Buffalo Pet Products, Inc.
filed 2016-05-11
CIK 1609989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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

Large Accelerated Filer ( )	Accelerated Filer ( )
Non-Accelerated Filer (X)	Smaller Reporting Company ( )
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( X ) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at May 10, 2016
Common stock, par value $0.01 per share	196,238,316

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s latest Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on March 10, 2016, as such risk factors may be updated from time to time in our periodic filings with the SEC, and which are accessible on the SEC’s website at www.sec.gov, including the following:

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

We use the terms "we," "us" and the "Company" in this Quarterly Report on Form 10-Q to refer to Blue
Buffalo Pet Products, Inc. and its subsidiaries. We use the term "Wholesome Natural" in this Quarterly Report on Form 10-Q to refer to the pet food market consisting of brands that achieve their nutritional targets using only natural ingredients (as defined by the Association of American Feed Control Officials), which may include added vitamins, minerals and other trace nutrients. All Wholesome Natural dry foods have whole meats and/or meat meals, with the type of animal protein clearly identified, as their principal ingredients. Wholesome Natural products (dry foods, wet foods and treats) do not include chicken or poultry by-product meals, which we believe pet parents do not desire. Wholesome Natural products also do not rely on grain proteins, such as corn gluten meal, wheat gluten and soybean meal, as principal sources of protein, as grain proteins have a narrower array of amino acids compared to animal proteins. In addition, these products also do not use corn, wheat, soy or fractionated grains, such as brewer’s rice, as sources of starch. For more information regarding our definitions of market segments, see the description set forth under the "Terms Used in This Annual Report on Form 10-K" and "Item 1. Business" sections of our Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(dollars in thousands, except for share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$265,087	$224,253
Receivables, net	63,705	80,103
Inventories	76,216	83,482
Prepaid expenses and other current assets	2,782	4,492
Total current assets	407,790	392,330

Restricted cash	473	473
Property, plant and equipment, net	113,742	115,160
Deferred income taxes	2,722	3,907
Deferred debt issuance costs, net	165	196
Other assets	480	480
Total assets	$525,372	$512,546

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	33,400	31,428
Other current liabilities	32,317	70,459
Total current liabilities	69,677	105,847

Long-term debt	382,147	383,137
Deferred income taxes	13,456	3,268
Other long-term liabilities	12,939	11,013
Total liabilities	478,219	503,265

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock; $0.01 par value; 150,000,000 shares authorized; none issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, voting; $0.01 par value; 1,500,000,000 shares authorized; 196,221,296 and 196,216,596 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,962	1,962
Additional paid-in capital	65,410	64,899
Accumulated deficit	(20,216)	(57,549)
Accumulated other comprehensive loss	(3)	(31)
Total stockholders’ equity	47,153	9,281
Total liabilities and stockholders’ equity	$525,372	$512,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(dollars in thousands, except for share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$279,836	$248,774
Cost of sales	156,604	149,240
Gross profit	123,232	99,534
Selling, general and administrative expenses	59,756	47,399
Operating income	63,476	52,135
Interest expense, net	3,637	3,683
Income before income taxes	59,839	48,452
Provision for income taxes	22,506	18,406
Net income	$37,333	$30,046

Basic net income per common share	$0.19	$0.15
Diluted net income per common share	$0.19	$0.15
Basic weighted average shares	196,217,311	195,745,670
Diluted weighted average shares	198,160,465	197,773,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$37,333	$30,046
Other comprehensive income (loss):
Foreign currency translation adjustment	28	—
Other comprehensive income (loss), before tax	28	—
Income tax expense on other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	28	—
Comprehensive income	$37,361	$30,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands, except for share amounts)

	Common shares outstanding	Common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss)	Total
Balance at December 31, 2015	196,216,596	$1,962	$64,899	$(57,549)	$(31)	$9,281
Other comprehensive income	—	—	—	—	28	28
Exercise of stock options	4,700	—	61	—	—	61
Tax benefit from exercise of stock options	—	—	3	—	—	3
Stock-based compensation expense	—	—	447	—	—	447
Net income	—	—	—	37,333	—	37,333
Balance at March 31, 2016	196,221,296	$1,962	$65,410	$(20,216)	$(3)	$47,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$37,333	$30,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,194	1,897
Amortization of debt issuance costs	30	30
Stock-based compensation	447	445
Deferred compensation	—	19
Loss on disposal of fixed assets	13	48
Deferred income taxes	11,373	(140)
Tax benefit from exercise of stock options	(3)	—
Payment of legal settlement	(32,000)	—
Effect of changes in operating assets and liabilities:
Receivables	16,387	9,847
Inventories	7,306	3,610
Prepaid expenses and other assets	1,740	1,899
Accounts payable	1,970	4,998
Other liabilities	(4,257)	3,695
Net cash provided by operating activities	42,533	56,394

Cash flows from investing activities:
Capital expenditures	(796)	(2,184)
Net cash used in investing activities	(796)	(2,184)

Cash flows from financing activities:
Principal payments on long-term debt	(990)	(990)
Tax benefit from exercise of stock options	3	—
Proceeds from exercise of stock options	61	36
Net cash used in financing activities	(926)	(954)

Effect of exchange rate changes on cash and cash equivalents	23	—
Net increase in cash and cash equivalents	40,834	53,256
Cash and cash equivalents at beginning of period	224,253	95,788
Cash and cash equivalents at end of period	$265,087	$149,044

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

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2015, included in BBPP’s Annual Report on Form 10-K, filed with the SEC pursuant to Rule 424(b) of the Securities Act, on March 10, 2016.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3 – Receivables

Receivables consisted of the following:

(dollars in thousands)	March 31, 2016	December 31, 2015
Trade receivables, net	$57,845	$66,648
Other receivables	5,860	13,455
Total	$63,705	$80,103

Other receivables consist primarily of reimbursable amounts due from co-manufacturers for packaging of $4.2 million and $3.5 million and income tax receivables of $1.5 million and $9.5 million at March 31, 2016 and December 31, 2015, respectively.

Note 4 – Inventories

Inventories consisted of the following:

(dollars in thousands)	March 31, 2016	December 31, 2015
Finished goods	$71,499	$76,987
Work in process	455	352
Raw materials	2,654	2,583
Packaging and supplies	1,608	3,560
Total	$76,216	$83,482

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(dollars in thousands)	March 31, 2016	December 31, 2015
Buildings	$59,315	$59,315
Machinery and equipment	47,638	47,234
Computer software	11,936	11,641
Computer equipment	4,241	4,055
Furniture and fixtures	1,591	1,585
Leasehold improvements	1,405	1,413
Land improvements	493	493
Land	346	346
Buildings improvements	118	86
Construction in progress	3,499	3,673
	130,582	129,841
Accumulated depreciation and amortization	(16,840)	(14,681)
Total	$113,742	$115,160

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Depreciation and amortization expense was approximately $2.2 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.

Note 6 – Long-term Debt

Long-term debt consisted of the following:

(dollars in thousands)	March 31, 2016	December 31, 2015
Term loan	$386,107	$387,097
Less current maturities	(3,960)	(3,960)
Total long-term debt	$382,147	$383,137

At March 31, 2016, we had $386.1 million of term loan borrowings (fair value of $386.1 million) at an effective interest rate of 3.86% and no outstanding borrowings under the revolving credit facility. At December 31, 2015, the Company had $387.1 million of term loan borrowings (fair value of $385.2 million) at an effective interest rate of 3.87% and no outstanding borrowings under the revolving credit facility. Principal payments on the term loan borrowings are due and payable in quarterly installments of approximately $1.0 million with the then expected remaining balance of $373.2 million due on August 8, 2019.

During each of the three-month periods ended March 31, 2016 and 2015, the Company recorded amortization expense for deferred debt issuance costs of approximately $30,000.

The Company’s term loan and revolving credit facility (the “Amended Facility”) contains and defines financial covenants, including a secured leverage ratio (defined as, with certain adjustments, the ratio of (i) the Company’s indebtedness less unrestricted cash and cash equivalents up to $40 million to (ii) consolidated net income before interest, taxes, depreciation and amortization) for the most recently ended 4 quarters not to exceed 3.75:1.00. The Amended Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. For the year ended December 31, 2015, the Company was not required to make an excess cash flow payment. As of March 31, 2016, the Company believes it was in compliance with its financial debt covenants.

Note 7 – Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, and debt, none of which are measured at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair value due to the short-term nature of these financial instruments. The Company’s long-term financial liabilities consist of the long-term debt. Long-term debt is recorded on the unaudited condensed consolidated balance sheets at issuance price and adjusted for any applicable unamortized discounts or premiums.

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

At March 31, 2016 and December 31, 2015, the Company had approximately $230.5 million and $195.4 million, respectively, of cash invested in money market deposit accounts which were included in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets (Level 1).

The Company reports transfers in and out of Levels 1, 2 and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred. There were no transfers in or out of Level 1, 2, or 3 during the three months ended March 31, 2016 and the year ended December 31, 2015.

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

As of March 31, 2016, the carrying value of the Company’s outstanding borrowings under the Amended Facility was approximately $386.1 million as compared to a fair value of $386.1 million (Level 2). As of December 31, 2015, the carrying value of the Company’s outstanding borrowings under the Amended Facility was approximately $387.1 million as compared to a fair value of $385.2 million (Level 2). The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities and credit risk.
Note 8 – Stock-Based Compensation

Incentive Plans

Under the Company’s 2012 Blue Buffalo Pet Products, Inc. Stock Purchase and Option Plan (the “Plan”), the Board of Directors is authorized to award stock options (ISOs and non-qualified), stock appreciation rights (SARs), restricted stock, performance units, performance-based stock awards, dividend equivalent rights and other stock-based grants. Participation in the Plan is limited to key employees, officers and directors.

On March 4, 2013, the Plan was amended to increase the maximum number of shares of stock available under the Plan by 210,000 shares to 14,242,061 shares (the “Amended Plan”). As of March 31, 2016, there were 5,230,642 shares of common stock reserved under the Amended Plan. As of March 31, 2016, the maximum number of shares available for grant under the Amended Plan was 42,446.

In July 2015, the Board of Directors adopted and our shareholders approved the Company’s 2015 Omnibus Incentive Plan (“2015 Plan”). The 2015 Plan provides that the total number of shares of common stock that

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

may be issued under our 2015 Plan is 8,400,000. The 2015 Plan provides for the grant of stock options (ISOs and non-qualified), SARs, restricted stock awards, restricted stock units, performance units, performance-based stock awards, dividend equivalent rights and other stock-based incentive awards. As of March 31, 2016, the maximum number of shares available for grant under the 2015 Plan was 8,346,375.
Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options, which are subject to pro-rata vesting, is expensed on a straight-line basis over the vesting period of the stock options.

Prior to the Company’s initial public offering, the Company used a third party valuation specialist to assist it in the estimation of the fair value of its common stock. The Company believed these valuations to be appropriate; however, the valuation of the equity of any private company involves various estimates and assumptions that may differ from actual values. Effective with our initial public offering, the Company bases its common stock value on quoted market prices. The expected volatility assumption is based on the combination of the industry index for pet food wholesalers and the volatility of the Company’s largest customer. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The weighted-average expected term is determined with reference to historical exercise and post-vesting cancellation experience, and the vesting period and contractual term of the awards.

The following table summarizes stock option activity during the year and also presents stock options outstanding and exercisable as of March 31, 2016 (dollars in millions, except for per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2015	4,366,297	$6.24
Granted	—	$—
Exercised	(4,700)	$12.94
Forfeited	(26,670)	$14.74
Expired	(2,357)	$7.06
Options outstanding at March 31, 2016	4,332,570	$6.18
Options exercisable at March 31, 2016	2,312,636	$5.75

During the three months ended March 31, 2016, the Company had no ISO or non-qualified stock option grants.
Stock-based Compensation Expense

Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during each of the three months ended March 31, 2016 and 2015 was each approximately $0.4 million. During the three months ended March 31, 2016 and 2015, benefits of tax deductions in excess of the grant date fair value were not material.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unrecognized stock-based compensation related to outstanding unvested stock options is expected to be recognized in the Company’s statements of income as follows (by fiscal year):

(dollars in thousands)
2016 (period from April 1, to December 31, 2016)	$1,458
2017	1,865
2018	331
2019	135
2020	60
Total	$3,849

Note 9 – Earnings Per Share

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(dollars in thousands, except for per share data)	2016	2015

Net income	$37,333	$30,046

Basic weighted average number of shares outstanding	196,217,311	195,745,670
Dilutive effect of stock options	1,943,154	2,028,180
Diluted weighted average number of shares outstanding	198,160,465	197,773,850

Basic net income per common share	$0.19	$0.15
Diluted net income per common share	$0.19	$0.15
Anti-dilutive shares excluded from diluted earnings per share computation	102,990	—
Note 10 – Related Parties

Invus Partners LLC which, as of March 31, 2016, beneficially owned 58.6% of the Company's outstanding common stock, holds $19.9 million of the Company’s outstanding debt under the Amended Facility. Several of the members of the Company's Board of Directors (“BOD”) are members of Invus Partners LLC, as well as managing directors and officers of the general partner of Invus Partners LLC.

In addition, Kunkemueller Enterprises LP, which is owned in part by the wife of one of the members of our BOD, holds $1.4 million of our debt under the Amended Facility.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 11 – Legal Proceedings
On May 6, 2014, Nestlé Purina Petcare Company (“Nestlé Purina”) filed a lawsuit against us in the United States District Court for the Eastern District of Missouri, alleging that we have engaged in false advertising, commercial disparagement, unfair competition, and unjust enrichment (the “Nestlé Purina litigation”). Nestlé Purina asserts that, contrary to our advertising and labeling claims, certain BLUE products contain chicken or poultry by-product meals, artificial preservatives and/or corn and that certain products in the BLUE grain-free lines contain grains. Nestlé Purina also alleges that we have made false claims that our products (including LifeSource Bits) provide superior nutrition and health benefits compared to our competitors’ products. In addition, Nestlé Purina contends that we have been unjustly enriched as consumers have paid a premium for BLUE products in reliance on these alleged false and misleading statements, at the expense of our competitors. Nestlé Purina seeks an injunction prohibiting us from making these alleged false and misleading statements, as well as treble damages, restitution and disgorgement of our profits, among other things. In addition, Nestlé Purina has issued press releases and made other public announcements, including advertising and promotional communications through emails and internet and social media websites that make claims similar to those contained in their lawsuit. Nestlé Purina seeks a declaratory judgment that these statements are true and do not constitute defamation. On February 29, 2016, Nestlé Purina filed a third amended complaint adding Blue's wholly-owned subsidiary Great Plains Leasing LLC, new causes of action under Connecticut and Missouri state law, and updating Nestlé Purina's factual allegations.  In April 2016, the Court denied Blue’s motion to strike this complaint.
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
On October 15, 2014, we initiated a separate lawsuit against Nestlé Purina in state court in Connecticut. Nestlé Purina subsequently removed the case to the United States District Court for the District of Connecticut, and the Connecticut District Court then granted Nestlé Purina’s motion to transfer this matter to the same court where Nestlé Purina’s lawsuit against us is pending. Our complaint in this matter alleges that Nestlé Purina has intentionally engaged in false advertising, unfair trade practices and unjust enrichment in the promotion and advertisement of numerous of its products. In particular, our complaint alleges that Nestlé Purina is deceptively advertising that certain high-quality, wholesome ingredients are present in certain of Nestlé Purina’s most popular pet food products in greater amounts, or are more prevalent in the products in relation to other ingredients, than is actually the case. In addition, our complaint alleges that Nestlé Purina is deceptively advertising certain of its products as healthy and nutritious when in fact Nestlé Purina knew that these products were unsafe and were responsible for illness and even death in many of the dogs that consumed them. And our complaint alleges that Nestlé Purina falsely claims its “Just Right” brand of dog food is personalized to match each dog’s unique nutritional needs when it consists of only a limited set of

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

basic ingredient formulas, each of which is substantially similar to the others. Our complaint seeks an injunction prohibiting Nestlé Purina from continuing these false and misleading advertisements, as well as damages and disgorgement of profits, among other things. Discovery is underway in this matter. On July 31, 2015, Nestlé Purina filed an amended answer in this case that also asserted counterclaims against us. Nestlé Purina asserted that our complaint does not state viable claims, but that if a ruling is entered against it then “in the alternative” it asserts counterclaims that relate to the advertising of a variety of our products, which Nestlé Purina contends are misleading or deceptive as to the amounts of certain ingredients in those products. On August 28, 2015, we amended our complaint to include allegations that Nestlé Purina falsely claims that its “Bright Mind” dog food is proven to promote alertness, mental sharpness, memory, trainability, attention, and interactivity in dogs age seven and older, when in fact such claims are unsubstantiated and false. In response to Nestlé Purina’s amended answer and counterclaims, we filed a motion to dismiss the counterclaims in their entirety on October 2, 2015. That motion is pending.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2015 and related notes included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Our Business

We are the fastest growing major pet food company in the United States, selling dog and cat food made with whole meats, fruits and vegetables, and other high-quality, natural ingredients. BLUE is a billion dollar brand based on sales at retail and is the #1 brand in the Wholesome Natural market. We develop, produce, market, and sell pet food under five product lines: BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, and BLUE Natural Veterinary Diet lines.

Our products are produced domestically through a hybrid network of owned and contracted manufacturing facilities and distributed from owned and contracted distribution centers to retailers in the specialty channels throughout the United States of America, Canada, Japan, and Mexico.

Results of Operations

The following tables present our selected statement of income data in dollars and expressed as a percentage of net sales for the periods presented:

	Three Months Ended March 31,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2016	2015	2016	2015
Net sales	$279,836	$248,774	100.0%	100.0%
Cost of sales	156,604	149,240	56.0%	60.0%
Gross profit	123,232	99,534	44.0%	40.0%
Selling, general, and administrative expenses	59,756	47,399	21.4%	19.1%
Operating income	63,476	52,135	22.7%	21.0%
Interest expense, net	3,637	3,683	1.3%	1.5%
Income before income taxes	59,839	48,452	21.4%	19.5%
Provision for income taxes	22,506	18,406	8.0%	7.4%
Net income	$37,333	$30,046	13.3%	12.1%

Basic net income per common share	$0.19	$0.15
Diluted net income per common share	$0.19	$0.15

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015

Net Sales
Net sales increased $31.1 million, or 12.5%, to $279.8 million for the three months ended March 31, 2016, compared to $248.8 million for the three months ended March 31, 2015. Volume growth accounted for 10 percentage points of the increase in net sales, favorable net pricing contributed 2 percentage points, and favorable product mix contributed 1 percentage point.

Net sales of Dry Foods increased $25.2 million, or 12.4%, to $229.2 million for the three months ended March 31, 2016, compared to $204.0 million for the three months ended March 31, 2015. Volume growth accounted for 10 percentage points of the increase in net sales of Dry Foods and favorable net pricing and favorable product mix each contributed 1 percentage point of growth. The strong performance of our BLUE Wilderness, BLUE Life Protection Formula and BLUE Freedom lines drove the growth in net sales of Dry Foods. The increase in net pricing was primarily driven by pricing actions taken on selected items during the three months ended March 31, 2016.

Net sales of Wet Foods, Treats and Other Products increased $5.8 million, or 13.1%, to $50.6 million for the three months ended March 31, 2016, compared to $44.8 million for the three months ended March 31, 2015. Volume growth accounted for 9 percentage points of the increase in net sales of Wet Foods, Treats and Other Products, favorable net pricing contributed 3 percentage points, and favorable product mix contributed 1 percentage point. The strong performance of our BLUE Wilderness and BLUE Life Protection Formula lines drove the growth in net sales of Wet Foods, Treats and Other Products. The increase in net pricing was primarily driven by pricing actions taken on selected items during the three months ended March 31, 2016.

Gross Profit
Gross profit increased $23.7 million, or 23.8%, to $123.2 million for the three months ended March 31, 2016, compared to $99.5 million for the three months ended March 31, 2015, driven primarily by increased volume. Gross margin increased to 44.0% for the three months ended March 31, 2016 from 40.0% for the three months ended March 31, 2015, driven primarily by supply chain efficiencies including the ramp-up of Heartland and lower input costs (3.0 percentage points) and higher net pricing realization (0.8 percentage point) during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $59.8 million for the three months ended March 31, 2016, up $12.4 million, or 26.1%, from $47.4 million for the three months ended March 31, 2015. The increase primarily reflects:

•	$4.5 million of incremental expense related to investments made in strategic initiatives; and

•	$4.1 million of incremental expense related to ongoing investment in advertising and marketing consistent with our strategy to invest in our brand and product lines.
Interest Expense, Net
Interest expense, net decreased $46,000, or 1.2%, to $3.6 million for the three months ended March 31, 2016, compared to $3.7 million for the three months ended March 31, 2015. This decrease was due to increased interest income driven by higher quarter-over-quarter average cash on hand. Our effective interest rate quarter-

over-quarter was 3.86% over the three months ended March 31, 2016 as compared to 3.82% for the three months ended March 31, 2015.

Provision for Income Taxes
Provision for income taxes increased $4.1 million, or 22.3%, to $22.5 million for the three months ended March 31, 2016, compared to $18.4 million for the three months ended March 31, 2015. Our effective tax rate was 37.6% for the three months ended March 31, 2016 as compared to 38.0% for the three months ended March 31, 2015. The decrease in our effective tax rate was primarily driven by the increase in our domestic manufacturing deduction quarter-over-quarter.

Net Income
As a result of the factors above, net income increased $7.3 million, or 24.3%, to $37.3 million for the three months ended March 31, 2016, compared to $30.0 million for the three months ended March 31, 2015.
Financial Condition, Liquidity, and Capital Resources

Overview
Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $40.0 million revolving credit facility to provide us with an additional source of liquidity but have not had to draw on our revolving credit facility. As of March 31, 2016, our cash and cash equivalents were $265.1 million compared to cash and cash equivalents as of December 31, 2015 of $224.3 million. On August 8, 2012, we entered into a $350.0 million term loan facility and obtained an additional $50.0 million of term loans on December 6, 2012 through an incremental term loan facility. The aggregate gross proceeds of $400.0 million were used to pay dividends to our stockholders. As of March 31, 2016, we had outstanding indebtedness of $386.1 million under the term loan facilities. Pursuant to the terms of the term loan facilities, we are required to make quarterly payments of approximately $1.0 million, with the remaining balance of $373.2 million due on August 8, 2019, the maturity date of the term loan facilities.

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

Our primary working capital requirements are for product and product-related costs, the payment of payroll, rent and distribution costs, advertising and marketing expenditures and the costs related to the development and commercialization of new products. Fluctuations in working capital are primarily driven by the timing of new product launches. As of March 31, 2016, we had working capital of $338.1 million, compared to $286.5 million as of December 31, 2015.

We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs for the foreseeable future. If necessary, we can borrow funds under our revolving credit facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. Our ability to meet our operating, investing and financing needs depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, described in the “Risk Factors” section of our Annual Report on Form 10-K. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide attractive products to our customers and consumers, increase prices to offset higher commodity costs, manage production and our supply chain and improve our productivity. Our liquidity could also be negatively impacted by the Nestlé Purina proceedings if they were to be determined adversely to us. See “Part II: Item 1. Legal Proceedings.” In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. We may need to refinance all or a portion of the principal amounts outstanding under our term loan facilities on or before August 8, 2019. We expect to continually assess our performance, the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures.

Cash Flows
Operating Activities
Net cash provided by operating activities was $42.5 million for the three months ended March 31, 2016, compared to $56.4 million for the three months ended March 31, 2015. The decrease in net cash provided by operating activities was primarily driven by a $32.0 million payment related to our preliminary settlement agreement in the U.S. consumer class action lawsuits, partially offset by increased net income and favorable changes in working capital primarily due to decreases in accounts receivable and inventory purchases due to timing.

Investing Activities
Net cash used in investing activities was $0.8 million for the three months ended March 31, 2016, compared to $2.2 million for the three months ended March 31, 2015. The decrease in net cash used in investing activities was primarily the result of higher capital expenditures associated with the expansion of our information technology infrastructure during the three months ended March 31, 2015.

Financing Activities
Net cash used in financing activities was $0.9 million for the three months ended March 31, 2016, compared to net cash used in financing activities of $1.0 million for the three months ended March 31, 2015. The slight decrease in net cash used in financing activities was due to an increase in proceeds from the exercise of stock options during the three months ended March 31, 2016.

Description of Indebtedness
As of March 31, 2016, our senior secured credit facilities consisted of $386.1 million of outstanding term loans maturing on August 8, 2019 and an undrawn $40.0 million revolving credit facility (which includes borrowing capacity available for letters of credit and for short-term borrowings) maturing on August 8, 2017. Blue, a wholly owned subsidiary of BBPP, is the borrower under our senior secured credit facilities. As of March 31, 2016, the interest rate on the term loan facilities was 3.75%.

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

Our senior secured credit facilities contain a number of covenants that, among other things, restrict the ability of the borrower and its restricted subsidiaries to (subject to certain exceptions): incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase our capital stock; make investments, loans or advances; repay subordinated indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing its subordinated indebtedness; and change its lines of business. The credit agreement covenants also restrict the ability of Blue Pet Products, Inc. to engage in certain mergers or consolidations. The credit agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the credit agreement includes maintenance covenants that require compliance with certain secured leverage ratios. The availability of certain baskets and the ability to enter into certain transactions (including the ability of the borrower to pay dividends to the parent guarantor) may also be subject to compliance with such secured leverage ratios. The Company believes it was in compliance with its financial debt covenants in the credit agreement as of March 31, 2016.

Pricing Options
Borrowings under the term loan facilities bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than 1.00%. The applicable margin for borrowings under the term loan facilities is 2.75% with respect to LIBOR borrowings and 1.75% with respect to base-rate borrowings. As of March 31, 2016, the interest rate applicable to borrowings under the term loan facilities was 3.75%.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the revolving credit facility is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base-rate borrowings. As of March 31, 2016, the interest rate on the revolving credit facility was 4.25%.

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
In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” The new standard is intended to address the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which was previously not addressed in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The Company adopted this standard on January 1, 2016. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability of organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet and disclosing key information about lease arrangements. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The standard is effective for the Company beginning January 1, 2019, with early application permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company beginning January 1, 2017, with early application permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated results of operations, financial condition and cash flows.
Off-Balance Sheet Arrangements
During 2013, Heartland Pet Foods Manufacturing Inc., our wholly-owned subsidiary, or Heartland, and Jasper County, Missouri, or Jasper, entered into an agreement pursuant to which Jasper agreed to issue up to an aggregate principal amount of $55 million of industrial revenue bonds to purchase manufacturing equipment from Heartland, which will then be leased back to Heartland. As Heartland will become the owner of the equipment at the end of the lease term, the lease meets the requirements of a capital lease and the equipment is recorded as property, plant, and equipment on our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreements with the proceeds due from the industrial revenue bonds. As of both March 31, 2016 and December 31, 2015, Jasper had issued, and Heartland had purchased, $55.0 million of industrial revenue bonds and Jasper had purchased from, and leased back to, Heartland certain manufacturing equipment for a corresponding amount.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical including revenue recognition, stock-based compensation, income taxes and inventories may be found in our audited consolidated financial statements and related notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates and commodity price fluctuations. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our senior secured credit facilities is variable rate debt. Interest rate changes generally do not affect the market value of our senior secured credit facilities but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of March 31, 2016, we had variable rate debt of approximately $386.1 million under our senior secured credit facilities. An increase of 1% would have increased our interest expense for the three months ended March 31, 2016 by approximately $1.0 million.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the first quarter of Fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On May 6, 2014, Nestlé Purina Petcare Company (“Nestlé Purina”) filed a lawsuit against us in the United States District Court for the Eastern District of Missouri, alleging that we have engaged in false advertising, commercial disparagement, unfair competition, and unjust enrichment (the “Nestlé Purina litigation”). Nestlé Purina asserts that, contrary to our advertising and labeling claims, certain BLUE products contain chicken or poultry by-product meals, artificial preservatives and/or corn and that certain products in the BLUE grain-free lines contain grains. Nestlé Purina also alleges that we have made false claims that our products (including LifeSource Bits) provide superior nutrition and health benefits compared to our competitors’ products. In addition, Nestlé Purina contends that we have been unjustly enriched as consumers have paid a premium for BLUE products in reliance on these alleged false and misleading statements, at the expense of our competitors. Nestlé Purina seeks an injunction prohibiting us from making these alleged false and misleading statements, as well as treble damages, restitution and disgorgement of our profits, among other things. In addition, Nestlé Purina has issued press releases and made other public announcements, including advertising and promotional communications through emails and internet and social media websites that make claims similar to those contained in their lawsuit. Nestlé Purina seeks a declaratory judgment that these statements are true and do not constitute defamation. Nestlé Purina later amended its complaint a second time to supplement certain allegations and to add a claim regarding the advertising for one of our pet treats. On February 29, 2016, Nestlé Purina filed a third amended complaint adding Blue's wholly-owned subsidiary Great Plains Leasing LLC, new causes of action under Connecticut and Missouri state law, and updating Nestlé Purina's factual allegations.  In April 2016, the Court denied Blue’s motion to strike this complaint.
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
On October 15, 2014, we initiated a separate lawsuit against Nestlé Purina in state court in Connecticut. Nestlé Purina subsequently removed the case to the United States District Court for the District of Connecticut, and the Connecticut District Court then granted Nestlé Purina’s motion to transfer this matter to the same court where Nestlé Purina’s lawsuit against us is pending. Our complaint in this matter alleges that Nestlé Purina has intentionally engaged in false advertising, unfair trade practices and unjust enrichment in the promotion and advertisement of numerous of its products. In particular, our complaint alleges that Nestlé Purina is deceptively advertising that certain high-quality, wholesome ingredients are present in certain of Nestlé Purina’s most popular pet food products in greater amounts, or are more prevalent in the products in relation to other ingredients, than is actually the case. In addition, our complaint alleges that Nestlé Purina is deceptively advertising certain of its products as healthy and nutritious when in fact Nestlé Purina knew that these products were unsafe and were responsible for illness and even death in many of the dogs that consumed them. And our complaint alleges that Nestlé Purina falsely claims its “Just Right” brand of dog food is personalized to match each dog’s unique nutritional needs when it consists of only a limited set of basic ingredient formulas, each of which is substantially similar to the others. Our complaint seeks an injunction prohibiting Nestlé Purina from continuing these false and misleading advertisements, as well as damages and disgorgement of profits, among other things. Discovery is underway in this matter. On July 31, 2015, Nestlé Purina filed an amended answer in this case that also asserted counterclaims against us. Nestlé Purina asserted that our complaint does not state viable claims, but that if a ruling is entered against it then “in the alternative” it asserts counterclaims that relate to the advertising of a variety of our products, which Nestlé Purina contends are misleading or deceptive as to the amounts of certain ingredients in those products. On August 28, 2015, we amended our complaint to include allegations that Nestlé Purina falsely claims that its “Bright Mind” dog food is proven to promote alertness, mental sharpness, memory, trainability, attention, and interactivity in dogs age seven and older, when in fact such claims are unsubstantiated and false. In response to Nestlé Purina’s amended answer and counterclaims, we filed a motion to dismiss the counterclaims in their entirety on October 2, 2015. That motion is pending.
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
ITEM 1A. RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition from the risk factors disclosed in our Annual Report on Form 10-K.

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
(Principal Financial and Accounting Officer)

Dated: May 11, 2016