Form 10-Q
period 2016-06-30
Blue Buffalo Pet Products, Inc.
filed 2016-08-11
CIK 1609989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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

Large Accelerated Filer ( )	Accelerated Filer ( )
Non-Accelerated Filer (X)	Smaller Reporting Company ( )
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( X ) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at August 10, 2016
Common stock, par value $0.01 per share	196,429,006

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s final prospectus for its secondary public offering, as filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2016, as such risk factors may be updated from time to time in our periodic filings with the SEC, and which are accessible on the SEC’s website at www.sec.gov, including the following:

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

•
We are involved in litigation with Nestlé Purina PetCare Company and related class action lawsuits, including false advertising claims relating to the ingredients contained in our pet food. Regardless of whether we are successful in our defense of these claims or in our counterclaims, this litigation may adversely affect our brand, reputation, business, financial condition and results of operations. In December 2015, we agreed to pay $32.0 million pursuant to a settlement agreement to resolve all related consumer class action lawsuits filed in the United States making allegations similar to Nestlé Purina’s.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(dollars in thousands, except for share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$273,555	$224,253
Receivables, net	84,316	80,103
Inventories	87,541	83,482
Prepaid expenses and other current assets	4,836	4,492
Total current assets	450,248	392,330

Restricted cash	473	473
Property, plant and equipment, net	114,473	115,160
Deferred income taxes	1,781	3,907
Deferred debt issuance costs, net	135	196
Other assets	492	480
Total assets	$567,602	$512,546

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	34,172	31,428
Other current liabilities	35,562	70,459
Total current liabilities	73,694	105,847

Long-term debt	381,157	383,137
Deferred income taxes	13,862	3,268
Other long-term liabilities	13,110	11,013
Total liabilities	481,823	503,265

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock; $0.01 par value; 150,000,000 shares authorized; none issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, voting; $0.01 par value; 1,500,000,000 shares authorized; 196,273,467 and 196,216,596 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,963	1,962
Additional paid-in capital	67,373	64,899
Retained earnings (accumulated deficit)	16,408	(57,549)
Accumulated other comprehensive income (loss)	35	(31)
Total stockholders’ equity	85,779	9,281
Total liabilities and stockholders’ equity	$567,602	$512,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(dollars in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$286,850	$253,998	$566,686	$502,772
Cost of sales	159,547	154,203	316,151	303,443
Gross profit	127,303	99,795	250,535	199,329
Selling, general and administrative expenses	65,600	59,660	125,356	107,059
Operating income	61,703	40,135	125,179	92,270
Interest expense, net	3,606	3,692	7,243	7,375
Income before income taxes	58,097	36,443	117,936	84,895
Provision for income taxes	21,473	13,805	43,979	32,211
Net income	$36,624	$22,638	$73,957	$52,684

Basic net income per common share	$0.19	$0.12	$0.38	$0.27
Diluted net income per common share	$0.18	$0.11	$0.37	$0.27
Basic weighted average shares	196,270,119	195,747,954	196,243,714	195,746,817
Diluted weighted average shares	198,441,315	197,709,082	198,324,006	197,747,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$36,624	$22,638	$73,957	$52,684
Other comprehensive income (loss):
Foreign currency translation adjustment	38	—	66	—
Other comprehensive income (loss), before tax	38	—	66	—
Income tax expense on other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	38	—	66	—
Comprehensive income	$36,662	$22,638	$74,023	$52,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands, except for share amounts)

	Common shares outstanding	Common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss)	Total
Balance at December 31, 2015	196,216,596	$1,962	$64,899	$(57,549)	$(31)	$9,281
Other comprehensive income	—	—	—	—	66	66
Issuance of restricted stock awards	31,871	1	814	—	—	815
Exercise of stock options	25,000	—	373	—	—	373
Tax benefit from exercise of stock options	—	—	36	—	—	36
Stock-based compensation expense	—	—	1,251	—	—	1,251
Net income	—	—	—	73,957	—	73,957
Balance at June 30, 2016	196,273,467	$1,963	$67,373	$16,408	$35	$85,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$73,957	$52,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,435	3,913
Amortization of debt issuance costs	61	61
Stock-based compensation	2,065	901
Deferred compensation	—	19
Loss on disposal of fixed assets	13	62
Deferred income taxes	12,721	(742)
Tax benefit from exercise of stock options	(36)	—
Payment of legal settlement	(32,000)	—
Effect of changes in operating assets and liabilities:
Receivables	(4,212)	11,913
Inventories	(3,923)	(2,749)
Prepaid expenses and other assets	(334)	589
Accounts payable	2,741	14,907
Other liabilities	(835)	8,050
Net cash provided by operating activities	54,653	89,608

Cash flows from investing activities:
Capital expenditures	(3,766)	(3,767)
Net cash used in investing activities	(3,766)	(3,767)

Cash flows from financing activities:
Principal payments on long-term debt	(1,980)	(1,980)
Tax benefit from exercise of stock options	36	—
Proceeds from exercise of stock options	373	43
Net cash used in financing activities	(1,571)	(1,937)

Effect of exchange rate changes on cash and cash equivalents	(14)	—
Net increase in cash and cash equivalents	49,302	83,904
Cash and cash equivalents at beginning of period	224,253	95,788
Cash and cash equivalents at end of period	$273,555	$179,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company

Blue Buffalo Pet Products, Inc. (“BBPP”) and together with its subsidiaries (the “Company,” “we,” “us,” “its,” and “our”) was incorporated in the state of Delaware in July 2012 and conducts its business exclusively through its wholly-owned operating subsidiary, Blue Buffalo Company, Ltd. (“Blue”) (formerly The Blue Buffalo Company, LLC) and its subsidiaries. Blue was formed in August 2002, and is the parent company of five wholly-owned subsidiaries: Great Plains Leasing, LLC, Heartland Pet Food Manufacturing Holding, LLC, Sierra Pet Products, LLC, Blue Buffalo Pet Products Canada, Ltd., and Blue Buffalo Japan Kabushiki Kaisha. Additionally, Blue Buffalo Import Mexico, S. de R.L. de C.V. and Blue Buffalo Mexico, S. de R.L. de C.V. are indirect wholly-owned subsidiaries of BBPP. BBPP and its subsidiaries develop, produce, market, and sell pet food under the BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, and BLUE Natural Veterinary Diet lines. Our products are produced domestically at our Heartland facility and through contract manufacturers for distribution to retailers in specialty channels throughout the United States of America, Canada, Japan, and Mexico.

In July 2012, Blue formed Heartland Pet Food Manufacturing, Inc. (“Heartland”) for the purpose of commencing internal manufacturing operations to eventually supplement its contract manufacturers. Manufacturing operations commenced at our Heartland facility in Joplin, Missouri in September 2014. In April 2016, Blue formed Heartland Pet Food Manufacturing Holding, LLC for the purpose of consolidating all manufacturing entities under one holding company. In April 2016, Heartland Pet Food Manufacturing Indiana, LLC was formed for our planned internal manufacturing operations in Indiana.

Initial Public Offering

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

Secondary Public Offering

On July 5, 2016, BBPP completed a secondary public offering (“SPO”) of shares of its common stock. Certain existing stockholders of BBPP sold 17,250,000 shares of common stock at a secondary public offering price of $22.00 per share, including 2,250,000 shares of common stock pursuant to the full exercise of the underwriters' option to purchase additional shares.

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

Note 3 – Receivables

Receivables consisted of the following:

(dollars in thousands)	June 30, 2016	December 31, 2015
Trade receivables, net	$74,248	$66,648
Other receivables	10,068	13,455
Total	$84,316	$80,103

Other receivables consist primarily of reimbursable amounts due from co-manufacturers for packaging of $4.9 million and $3.5 million and income tax receivables of $5.0 million and $9.5 million at June 30, 2016 and December 31, 2015, respectively.

Note 4 – Inventories

Inventories consisted of the following:

(dollars in thousands)	June 30, 2016	December 31, 2015
Finished goods	$82,941	$76,987
Work in process	163	352
Raw materials	2,775	2,583
Packaging and supplies	1,662	3,560
Total	$87,541	$83,482

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(dollars in thousands)	June 30, 2016	December 31, 2015
Buildings	$59,315	$59,315
Machinery and equipment	48,259	47,234
Computer software	12,758	11,641
Computer equipment	4,373	4,055
Furniture and fixtures	1,663	1,585
Leasehold improvements	1,404	1,413
Land improvements	493	493
Land	366	346
Buildings improvements	184	86
Construction in progress	4,741	3,673
	133,556	129,841
Accumulated depreciation and amortization	(19,083)	(14,681)
Total	$114,473	$115,160

Depreciation and amortization expense was approximately $2.2 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $4.4 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively.

Note 6 – Long-term Debt

Long-term debt consisted of the following:

(dollars in thousands)	June 30, 2016	December 31, 2015
Term loan	$385,117	$387,097
Less current maturities	(3,960)	(3,960)
Total long-term debt	$381,157	$383,137

At June 30, 2016, we had $385.1 million of term loan borrowings (fair value of $385.1 million) at an effective interest rate of 3.86% and no outstanding borrowings under the revolving credit facility. At December 31, 2015, the Company had $387.1 million of term loan borrowings (fair value of $385.2 million) at an effective interest rate of 3.87% and no outstanding borrowings under the revolving credit facility. Principal payments on the term loan borrowings are due and payable in quarterly installments of approximately $1.0 million with the then expected remaining balance of $373.2 million due on August 8, 2019.

During each of the three-month periods ended June 30, 2016 and 2015, the Company recorded amortization expense for deferred debt issuance costs of approximately $30,000. During each of the six-month periods ended June 30, 2016 and June 30, 2015, the Company recorded amortization expense for deferred debt issuance costs of approximately $61,000.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s term loan and revolving credit facility (the “Amended Facility”) contains and defines financial covenants, including a secured leverage ratio (defined as, with certain adjustments, the ratio of (i) the Company’s indebtedness less unrestricted cash and cash equivalents up to $40.0 million to (ii) consolidated net income before interest, taxes, depreciation and amortization) for the most recently ended 4 quarters not to exceed 3.75:1.00. The Amended Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. For the year ended December 31, 2015, the Company was not required to make an excess cash flow payment. As of June 30, 2016, the Company believes it was in compliance with its financial debt covenants.

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

At June 30, 2016 and December 31, 2015, the Company had approximately $250.6 million and $195.4 million, respectively, of cash invested in money market deposit accounts which were included in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets (Level 1).

The Company reports transfers in and out of Levels 1, 2 and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred. There were no transfers in or out of Level 1, 2, or 3 during the six months ended June 30, 2016 and the year ended December 31, 2015.

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

As of June 30, 2016, the carrying value of the Company’s outstanding borrowings under the Amended Facility was approximately $385.1 million as compared to a fair value of $385.1 million (Level 2). As of December 31, 2015, the carrying value of the Company’s outstanding borrowings under the Amended Facility was approximately $387.1 million as compared to a fair value of $385.2 million (Level 2). The estimated fair

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities and credit risk.
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

On March 4, 2013, the Plan was amended to increase the maximum number of shares of stock available under the Plan by 210,000 shares to 14,242,061 shares (the “Amended Plan”). As of June 30, 2016, there were 5,230,642 shares of common stock reserved under the Amended Plan. As of June 30, 2016, the maximum number of shares available for grant under the Amended Plan was 79,826.

In July 2015, the Board of Directors adopted and our shareholders approved the Company’s 2015 Omnibus Incentive Plan (“2015 Plan”). The 2015 Plan provides that the total number of shares of common stock that may be issued under our 2015 Plan is 8,400,000. The 2015 Plan provides for the grant of stock options (ISOs and non-qualified), SARs, restricted stock awards (RSAs), restricted stock units (RSUs), performance units, performance-based stock awards, dividend equivalent rights and other stock-based incentive awards. As of June 30, 2016, the maximum number of shares available for grant under the 2015 Plan was 7,868,285.
Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options, which are subject to pro-rata vesting, is expensed on a straight-line basis over the vesting period of the stock options.

Prior to the Company’s initial public offering, the Company used a third party valuation specialist to assist it in the estimation of the fair value of its common stock. The Company believed these valuations to be appropriate; however, the valuation of the equity of any private company involves various estimates and assumptions that may differ from actual values. Effective with our initial public offering, the Company bases its common stock value on quoted market prices. The expected volatility assumption is based on the combination of the Company's historical volatility and the industry index for pet food wholesalers. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The weighted-average expected term is determined with reference to historical exercise and post-vesting cancellation experience, and the vesting period and contractual term of the awards.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes stock option activity during the year and also presents stock options outstanding and exercisable as of June 30, 2016 (dollars in millions, except for per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2015	4,366,297	$6.24
Granted	375,688	$25.57
Exercised	(25,000)	$12.57
Forfeited	(69,417)	$13.59
Expired	(2,357)	$7.06
Options outstanding at June 30, 2016	4,645,211	$7.65
Options exercisable at June 30, 2016	2,293,596	$5.69

During the three and six months ended June 30, 2016, the Company granted 110,042 ISO and 265,646 non-qualified stock option grants.
Restricted Stock

The following table summarizes RSA and RSU activity for the six months ended June 30, 2016:

	RSAs		RSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	$—	—	$—
Granted	31,871	$25.57	82,993	$25.57
Vested	(31,871)	$25.57	—	$—
Forfeited	—	$—	(1,635)	$25.57
Outstanding at June 30 2016	—	$—	81,358	$25.57

During the three and six months ended June 30, 2016, members of the Company's Board of Directors received a fully-vested grant of 31,871 RSAs with a three-year holding restriction under the 2015 Plan. The total fair value of these restricted stock awards on the date of grant was $0.8 million, of which the full amount was recognized as a component of stock-based compensation expense during the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2016, the Company granted 82,993 RSUs under the 2015 Plan to its employees. The stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. RSUs have a three-year cliff vesting term. The total fair value of these restricted stock units on the date of grant was $2.1 million, which will be recognized as a component of stock-based compensation expense and amortized on a straight-line basis over the three-year vesting term.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock-based Compensation Expense

Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during the three months ended June 30, 2016 and 2015 was approximately $1.6 million and $0.5 million, respectively. Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during the six months ended June 30, 2016 and 2015 was approximately $2.1 million and $0.9 million, respectively.

During the three and six months ended June 30, 2016 and 2015, benefits of tax deductions in excess of the grant date fair value were not material.

Unrecognized stock-based compensation related to outstanding unvested stock options is expected to be recognized in the Company’s statements of income as follows (by fiscal year):

(dollars in thousands)
2016 (period from July 1, to December 31, 2016)	$1,717
2017	3,438
2018	2,082
2019	598
2020	58
Total	$7,893

Note 9 – Earnings Per Share

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except for per share data)	2016	2015	2016	2015
Net income	$36,624	$22,638	$73,957	$52,684

Basic weighted average number of shares outstanding	196,270,119	195,747,954	196,243,714	195,746,817
Dilutive effect of stock options	2,171,196	1,961,128	2,080,292	2,000,830
Diluted weighted average number of shares outstanding	198,441,315	197,709,082	198,324,006	197,747,647

Basic net income per common share	$0.19	$0.12	$0.38	$0.27
Diluted net income per common share	$0.18	$0.11	$0.37	$0.27
Anti-dilutive shares excluded from diluted earnings per share computation	375,688	67,938	288,284	—

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 – Related Parties

Invus Partners LLC which, as of June 30, 2016, beneficially owned 58.6% of the Company's outstanding common stock, holds $19.9 million of the Company’s outstanding debt under the Amended Facility. Several of the members of the Company's Board of Directors (“BOD”) are members of Invus Partners LLC, as well as managing directors and officers of the general partner of Invus Partners LLC.

In addition, Kunkemueller Enterprises LP, which is owned in part by the wife of one of the members of our BOD, holds $1.4 million of our debt under the Amended Facility.

Note 11 – Legal Proceedings
In the normal course of business, we are subject to proceedings, lawsuits and other claims and assessments, which typically include consumer complaints and post-termination employment claims. We have assessed such contingent liabilities and believe that other than the litigations described below the potential of these liabilities is not expected to have a material, if any, effect on our financial position, our results of operations or our cash flows.
Nestlé Purina and Related Litigations
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
In the course of pretrial discovery in the consolidated Nestlé Purina lawsuit, beginning in September 2014 documents and information were revealed that indicate that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appears that this mislabeling was deliberate. This conduct was undertaken by the supplier without our knowledge, and we have since ceased purchasing ingredients from this facility. This supplier was one of our primary sources of chicken meal and turkey meal. As a result of the supplier’s conduct, our advertising claims of “no chicken or poultry by-product meals” were inaccurate as to products containing the mislabeled ingredients. Therefore, we may be exposed to false advertising liability to Nestlé Purina and others to the extent a claimant can prove they were injured by our actions. Such liability may be material. We have brought third-party indemnity and damages claims, with respect to the Nestlé Purina lawsuit, against the supplier that mislabeled the ingredients, as well as a broker involved in those transactions for such mislabeled ingredients. The trial court narrowed certain of

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

our third party claims in response to motions to dismiss filed by the third parties but allowed numerous claims to proceed. In addition, we maintain insurance coverage for some of the Nestlé Purina claims. However, we may not be able to fully recover from such supplier, broker or from our insurance the full amount of any damages we might incur in these matters. On June 10, 2016, Nestlé Purina filed a motion to sever its main lawsuit against us from our third-party claims against such supplier and broker.
On October 15, 2014, we initiated a separate lawsuit against Nestlé Purina in state court in Connecticut. Nestlé Purina subsequently removed the case to the United States District Court for the District of Connecticut, and the Connecticut District Court then granted Nestlé Purina’s motion to transfer this matter to the same court where Nestlé Purina’s lawsuit against us is pending. Our complaint in this matter alleges that Nestlé Purina has intentionally engaged in false advertising, unfair trade practices and unjust enrichment in the promotion and advertisement of numerous of its products. In particular, our complaint alleges that Nestlé Purina is deceptively advertising that certain high-quality, wholesome ingredients are present in certain of Nestlé Purina’s most popular pet food products in greater amounts, or are more prevalent in the products in relation to other ingredients, than is actually the case. In addition, our complaint alleges that Nestlé Purina is deceptively advertising certain of its products as healthy and nutritious when in fact Nestlé Purina knew that these products were unsafe and were responsible for illness and even death in many of the dogs that consumed them. And our complaint alleges that Nestlé Purina falsely claims its “Just Right” brand of dog food is personalized to match each dog’s unique nutritional needs when it consists of only a limited set of basic ingredient formulas, each of which is substantially similar to the others. Our complaint seeks an injunction prohibiting Nestlé Purina from continuing these false and misleading advertisements, as well as damages and disgorgement of profits, among other things. Discovery is underway in this matter. On July 31, 2015, Nestlé Purina filed an amended answer in this case that also asserted counterclaims against us. Nestlé Purina asserted that our complaint does not state viable claims, but that if a ruling is entered against it then “in the alternative” it asserts counterclaims that relate to the advertising of a variety of our products, which Nestlé Purina contends are misleading or deceptive as to the amounts of certain ingredients in those products. On August 28, 2015, we amended our complaint to include allegations that Nestlé Purina falsely claims that its “Bright Mind” dog food is proven to promote alertness, mental sharpness, memory, trainability, attention, and interactivity in dogs age seven and older, when in fact such claims are unsubstantiated and false. In response to Nestlé Purina’s amended answer and counterclaims, we filed a motion to dismiss the counterclaims in their entirety on October 2, 2015. On June 13, 2016, the trial court dismissed all but two of Nestlé Purina’s counterclaims.
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

In addition, a number of related putative consumer class action lawsuits were filed in various states in the U.S. making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. We also brought damages and indemnity claims against our former ingredient supplier and broker with respect to the class action lawsuits. In December 2015, we entered into a settlement agreement with the plaintiffs to resolve all of the U.S. class action lawsuits (the "Settlement"). Under the terms of the Settlement we agreed to pay $32.0 million into a settlement fund, and on January 8, 2016, we paid this $32.0 million into an escrow account pending final court approval. The Settlement received final court approval on May 19, 2016, and

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

has since been appealed to the United States Court of Appeals for the Eighth Circuit. Attorneys’ fees awarded by the court and all costs of notice and claims administration will be paid from the settlement fund. The amount that each class member who submits a claim for reimbursement will receive will depend on the total amount of Blue Buffalo products purchased by the claimant during the class period and certain other conditions including whether the claimant has a proof of purchase. The Settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages. In addition to the U.S. class actions, which are the subject of the Settlement, in February 2016, a putative class action was filed in the Ontario Superior Court of Justice in Ottawa, Ontario, seeking damages and injunctive relief based on allegations similar to those made in the U.S. class actions.  We believe the claims are without merit and plan to vigorously defend ourselves.

On July 5, 2016, Travelers Property and Casualty Company of America and The Travelers Indemnity Company of Connecticut (together, “Travelers”), which provided our primary and excess commercial general liability insurance coverage from February 2007 to February 2011 (collectively, the “Travelers Policies”), filed a lawsuit against us in Superior Court for the State of Delaware. The lawsuit sought a declaratory judgment that Travelers has no obligation under the Travelers Policies (a) to provide coverage to us for attorneys’ fees and costs that we have incurred or will incur in connection with the prosecution of any of our third party claims against the ingredient supplier and broker that sold us mislabeled “chicken meal” or “turkey meal” ingredients; and (b) to indemnify us for any of the $32.0 million paid in the settlement of the consumer class action lawsuits. On August 1, 2016, Travelers voluntarily dismissed this action.

On July 11, 2016, we filed a lawsuit in State of Connecticut Superior Court against Travelers as well as the Hartford Fire Insurance Company, Hartford Underwriters Insurance Company, and Hartford Casualty Insurance Company (collectively, “Hartford”). Hartford has provided our primary and excess commercial general liability insurance coverage since February 2011 (collectively, the “Hartford Policies”). Our lawsuit alleges that Travelers and Hartford, among other things, (a) breached their duties under the Travelers Policies and the Hartford Policies, respectively, by failing to (i) pay all reasonable defense fees and costs in connection with the Nestle Purina litigation, the U.S. class action lawsuits and the putative class action in Ontario; and (ii) indemnify us for the $32.0 million U.S. class action settlement; (b) breached their covenants of good faith and fair dealing owed to us and acted in bad faith; and (c) violated the Connecticut Unfair Insurance Practices Act and the Connecticut Unfair Trade Practices Act. Our lawsuit also seeks declaratory judgment that we are entitled under the Travelers and Hartford policies to (x) a full defense, including payment of all reasonable and necessary defense fees and costs, in the litigation with Nestle Purina and the putative class action in Ontario; (y) coverage for the legal fees and costs incurred in our prosecution of any of our third party claims against the ingredient supplier and broker that sold us mislabeled “chicken meal” or “turkey meal” ingredients; and (z) full indemnity against (i) any settlement or judgment in the litigation with Nestle Purina and the putative class action in Ontario and (ii) the $32.0 million settlement in the U.S. class action lawsuits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2015 and related notes included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our final prospectus for our secondary public offering, as filed with the SEC on June 29, 2016, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Our Business

We are the fastest growing major pet food company in the United States, selling dog and cat food made with whole meats, fruits and vegetables, and other high-quality, natural ingredients. BLUE is a billion dollar brand and is the #1 brand in the Wholesome Natural market. We develop, produce, market, and sell pet food under five product lines: BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, and BLUE Natural Veterinary Diet lines.

Our products are produced domestically through a hybrid network of owned and contracted manufacturing facilities and distributed from owned and contracted distribution centers to retailers in the specialty channels throughout the United States of America, Canada, Japan, and Mexico.

Results of Operations

The following tables present our selected statement of income data in dollars and expressed as a percentage of net sales for the periods presented:

	Three Months Ended June 30,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2016	2015	2016	2015
Net sales	$286,850	$253,998	100.0%	100.0%
Cost of sales	159,547	154,203	55.6%	60.7%
Gross profit	127,303	99,795	44.4%	39.3%
Selling, general, and administrative expenses	65,600	59,660	22.9%	23.5%
Operating income	61,703	40,135	21.5%	15.8%
Interest expense, net	3,606	3,692	1.3%	1.5%
Income before income taxes	58,097	36,443	20.3%	14.3%
Provision for income taxes	21,473	13,805	7.5%	5.4%
Net income	$36,624	$22,638	12.8%	8.9%

Basic net income per common share	$0.19	$0.12
Diluted net income per common share	$0.18	$0.11

	Six Months Ended June 30,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2016	2015	2016	2015
Net sales	$566,686	$502,772	100.0%	100.0%
Cost of sales	316,151	303,443	55.8%	60.4%
Gross profit	250,535	199,329	44.2%	39.6%
Selling, general, and administrative expenses	125,356	107,059	22.1%	21.3%
Operating income	125,179	92,270	22.1%	18.4%
Interest expense, net	7,243	7,375	1.3%	1.5%
Income before income taxes	117,936	84,895	20.8%	16.9%
Provision for income taxes	43,979	32,211	7.8%	6.4%
Net income	$73,957	$52,684	13.1%	10.5%

Basic net income per common share	$0.38	$0.27
Diluted net income per common share	$0.37	$0.27

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

Net Sales
Net sales increased $32.9 million, or 12.9%, to $286.9 million for the three months ended June 30, 2016, compared to $254.0 million for the three months ended June 30, 2015. Volume growth accounted for 8.5 percentage points of the increase in net sales, favorable product mix contributed 3.5 percentage points, and favorable net pricing contributed 0.9 percentage points.

Net sales of Dry Foods increased $22.0 million, or 10.6%, to $228.8 million for the three months ended June 30, 2016, compared to $206.8 million for the three months ended June 30, 2015. Volume growth accounted for 8.1 percentage points of the increase in net sales of Dry Foods, favorable product mix contributed 2.0 percentage points, and favorable net pricing contributed 0.5 percentage points. The strong performance of our BLUE Wilderness and BLUE Freedom lines drove the growth in net sales of Dry Foods.

Net sales of Wet Foods, Treats and Other Products increased $10.9 million, or 23.0%, to $58.1 million for the three months ended June 30, 2016, compared to $47.2 million for the three months ended June 30, 2015. Favorable product mix contributed 10.5 percentage points of the increase in net sales of Wet Foods, Treats and Other Products, volume growth accounted for 10.1 percentage points, and favorable net pricing contributed 2.4 percentage points. The strong performance of our BLUE Wilderness and BLUE Life Protection Formula lines drove the growth in net sales of Wet Foods, Treats and Other Products.

Gross Profit
Gross profit increased $27.5 million, or 27.6%, to $127.3 million for the three months ended June 30, 2016, compared to $99.8 million for the three months ended June 30, 2015, driven primarily by supply chain efficiencies and increased volume. Gross margin increased to 44.4% for the three months ended June 30, 2016 from 39.3% for the three months ended June 30, 2015, driven primarily by supply chain efficiencies including the ramp-up of Heartland and lower input costs (2.9 percentage points), favorable network mix (1.7 percentage points), and higher net pricing realization (0.5 percentage point) during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $65.6 million for the three months ended June 30, 2016, up $5.9 million, or 10.0%, from $59.7 million for the three months ended June 30, 2015. The increase primarily reflects incremental investments made in strategic initiatives.
Interest Expense, Net
Interest expense, net decreased $0.1 million, or 2.3%, to $3.6 million for the three months ended June 30, 2016, compared to $3.7 million for the three months ended June 30, 2015. This decrease was due to increased interest income driven by higher quarter-over-quarter average cash on hand. Our effective interest rate quarter-over-quarter was 3.86% for both the three months ended June 30, 2016 and 2015.

Provision for Income Taxes
Provision for income taxes increased $7.7 million, or 55.5%, to $21.5 million for the three months ended June 30, 2016, compared to $13.8 million for the three months ended June 30, 2015. Our effective tax rate was 37.0% for the three months ended June 30, 2016 as compared to 37.9% for the three months ended June 30, 2015. The decrease in our effective tax rate was primarily driven by the release of uncertain tax benefits related to completed state audits.

Net Income
As a result of the factors above, net income increased $14.0 million, or 61.8%, to $36.6 million for the three months ended June 30, 2016, compared to $22.6 million for the three months ended June 30, 2015.
Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015

Net Sales
Net sales increased $63.9 million, or 12.7%, to $566.7 million for the six months ended June 30, 2016, compared to $502.8 million for the six months ended June 30, 2015. Volume growth accounted for 9.2 percentage points of the increase in net sales, favorable product mix contributed 2.2 percentage points, and favorable net pricing contributed 1.3 percentage points.

Net sales of Dry Foods increased $47.4 million, or 11.5%, to $458.3 million for the six months ended June 30, 2016, compared to $410.8 million for the six months ended June 30, 2015. Volume growth accounted for 9.2 percentage points of the increase in net sales of Dry Foods, favorable product mix contributed 1.4 percentage points, and favorable net pricing contributed 0.9 percentage points of growth. The strong performance of our BLUE Wilderness, BLUE Freedom and BLUE Life Protection Formula lines drove the growth in net sales of Dry Foods. The increase in net pricing was primarily driven by pricing actions taken on selected items during the three months ended March 31, 2016.

Net sales of Wet Foods, Treats and Other Products increased $16.5 million, or 17.9%, to $108.4 million for the six months ended June 30, 2016, compared to $91.9 million for the six months ended June 30, 2015. Volume growth accounted for 9.3 percentage points of the increase in net sales of Wet Foods, Treats and Other Products, favorable product mix contributed 5.7 percentage points, and favorable net pricing contributed 2.9 percentage points. The strong performance of our BLUE Wilderness and BLUE Life Protection Formula lines drove the growth in net sales of Wet Foods, Treats and Other Products. The increase in net pricing was primarily driven by pricing actions taken on selected items during the three months ended March 31, 2016.

Gross Profit
Gross profit increased $51.2 million, or 25.7%, to $250.5 million for the six months ended June 30, 2016, compared to $199.3 million for the six months ended June 30, 2015, driven primarily by increased volume and supply chain efficiencies. Gross margin increased to 44.2% for the six months ended June 30, 2016 from 39.6% for the six months ended June 30, 2015, driven primarily by supply chain efficiencies including the ramp-up of Heartland and lower input costs (2.3 percentage points), favorable network mix (1.6 percentage points), and higher net pricing realization (0.7 percentage point) during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $125.4 million for the six months ended June 30, 2016, up $18.3 million, or 17.1%, from $107.1 million for the six months ended June 30, 2015. The increase primarily reflects:

•	$8.2 million of incremental expense related to investments made in strategic initiatives; and

•	$3.3 million of incremental expense related to ongoing investment in advertising and marketing consistent with our strategy to invest in our brand and product lines.
Interest Expense, Net
Interest expense, net decreased $0.1 million, or 1.8%, to $7.2 million for the six months ended June 30, 2016, compared to $7.4 million for the six months ended June 30, 2015. This decrease was due to increased interest income driven by higher quarter-over-quarter average cash on hand. Our effective interest rate was 3.86% over the six months ended June 30, 2016 as compared to 3.84% for the six months ended June 30, 2015.

Provision for Income Taxes
Provision for income taxes increased $11.8 million, or 36.5%, to $44.0 million for the six months ended June 30, 2016, compared to $32.2 million for the six months ended June 30, 2015. Our effective tax rate was 37.3% for the six months ended June 30, 2016 as compared to 37.9% for the six months ended June 30, 2015. The decrease in our effective tax rate was primarily driven by a decrease in state taxes.

Net Income
As a result of the factors above, net income increased $21.3 million, or 40.4%, to $74.0 million for the six months ended June 30, 2016, compared to $52.7 million for the six months ended June 30, 2015.

Financial Condition, Liquidity, and Capital Resources

Overview
Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $40.0 million revolving credit facility to provide us with an additional source of liquidity but have not had to draw on our revolving credit facility. As of June 30, 2016, our cash and cash equivalents were $273.6 million compared to cash and cash equivalents as of December 31, 2015 of $224.3 million. On August 8, 2012, we entered into a $350.0 million term loan facility and obtained an additional $50.0 million of term loans on December 6, 2012 through an incremental term loan facility. The aggregate gross proceeds of $400.0 million were used to pay dividends to our stockholders. As of June 30, 2016, we had outstanding indebtedness of $385.1 million under the term loan facilities. Pursuant to the terms of the term loan facilities, we are required to make quarterly payments of approximately $1.0 million, with the remaining balance of $373.2 million due on August 8, 2019, the maturity date of the term loan facilities.

Our primary cash needs are for capital expenditures and working capital. Capital expenditures typically vary depending on the timing of infrastructure-related investments. We plan to make capital expenditures of approximately $50.0 million to $60.0 million in fiscal 2016, which we expect to fund from cash generated from operations. We expect the majority of expenditures in fiscal 2016 will be used to fund our three-year program to expand our internal manufacturing capabilities.

Our primary working capital requirements are for product and product-related costs, the payment of payroll, rent and distribution costs, advertising and marketing expenditures and the costs related to the development and commercialization of new products. Fluctuations in working capital are primarily driven by the timing of new product launches. As of June 30, 2016, we had working capital of $376.6 million, compared to $286.5 million as of December 31, 2015.

We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs for the foreseeable future. If necessary, we can borrow funds under our revolving credit facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. Our ability to meet our operating, investing and financing needs depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, described in the “Risk Factors” section of our final prospectus for our secondary public offering, as filed with the SEC on June 29, 2016. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide attractive products to our customers and consumers, increase prices to offset higher commodity costs, manage production and our supply chain and improve our productivity. Our liquidity could also be negatively impacted by the Nestlé Purina proceedings if they were to be determined adversely to us. See “Part II: Item 1. Legal Proceedings.” In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. We may need to refinance all or a portion of the principal amounts outstanding under our term loan facilities on or before August 8, 2019. We expect to continually assess our performance, the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures.

Cash Flows
Operating Activities
Net cash provided by operating activities was $54.7 million for the six months ended June 30, 2016, compared to $89.6 million for the six months ended June 30, 2015. The decrease in net cash provided by operating activities was primarily driven by a $32.0 million payment related to our preliminary settlement agreement in the U.S. consumer class action lawsuits.

Investing Activities
Net cash used in investing activities was $3.8 million for both the six months ended June 30, 2016 and 2015. Capital expenditures during the six months ended June 30, 2016 were primarily the result of investments made in our three-year program to expand our internal manufacturing capabilities.

Financing Activities
Net cash used in financing activities was $1.6 million for the six months ended June 30, 2016, compared to net cash used in financing activities of $1.9 million for the six months ended June 30, 2015. The slight decrease in net cash used in financing activities was due to an increase in proceeds from the exercise of stock options during the six months ended June 30, 2016.

Description of Indebtedness
As of June 30, 2016, our senior secured credit facilities consisted of $385.1 million of outstanding term loans maturing on August 8, 2019 and an undrawn $40.0 million revolving credit facility (which includes borrowing capacity available for letters of credit and for short-term borrowings) maturing on August 8, 2017. Blue, a wholly owned subsidiary of BBPP, is the borrower under our senior secured credit facilities. As of June 30, 2016, the interest rate on the term loan facilities was 3.75%.

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

Our senior secured credit facilities contain a number of covenants that, among other things, restrict the ability of the borrower and its restricted subsidiaries to (subject to certain exceptions): incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase our capital stock; make investments, loans or advances; repay subordinated indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing its subordinated indebtedness; and change its lines of business. The credit agreement covenants also restrict the ability of Blue Pet Products, Inc. to engage in certain mergers or consolidations. The credit agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the credit agreement includes maintenance covenants that require compliance with certain secured leverage ratios. The availability of certain baskets and the ability to enter into certain transactions (including the ability of the borrower to pay dividends to the parent guarantor) may also be subject to compliance with such secured leverage ratios. The Company believes it was in compliance with its financial debt covenants in the credit agreement as of June 30, 2016.

Pricing Options
Borrowings under the term loan facilities bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than 1.00%. The applicable margin for borrowings under the term loan facilities is 2.75% with respect to LIBOR borrowings and 1.75% with respect to base-rate borrowings. As of June 30, 2016, the interest rate applicable to borrowings under the term loan facilities was 3.75%.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the revolving credit facility is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base-rate borrowings. As of June 30, 2016, the interest rate on the revolving credit facility was 4.25%.

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. In 2015, the FASB issued a deferral of the effective date of the standard to the first quarter of 2018, with early adoption in Fiscal 2017 permitted. In 2016, FASB issued final amendments clarifying the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for intellectual property licenses. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the impact of adopting this standard on its consolidated results of operations, financial condition and cash flows, and have not yet selected a transition approach.
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
Off-Balance Sheet Arrangements
During 2013, Heartland Pet Foods Manufacturing Inc., our wholly-owned subsidiary, or Heartland, and Jasper County, Missouri, or Jasper, entered into an agreement pursuant to which Jasper agreed to issue up to an aggregate principal amount of $55 million of industrial revenue bonds to purchase manufacturing equipment from Heartland, which will then be leased back to Heartland. As Heartland will become the owner of the equipment at the end of the lease term, the lease meets the requirements of a capital lease and the equipment is recorded as property, plant, and equipment on our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreements with the proceeds due from the industrial revenue bonds. As of both June 30, 2016 and December 31, 2015, Jasper had issued, and Heartland had purchased, $55.0 million of industrial revenue bonds and Jasper had purchased from, and leased back to, Heartland certain manufacturing equipment for a corresponding amount.

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
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our senior secured credit facilities is variable rate debt. Interest rate changes generally do not affect the market value of our senior secured credit facilities but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of June 30, 2016, we had variable rate debt of approximately $385.1 million under our senior secured credit facilities. An increase of 1% would have increased our interest expense for the three and six months ended June 30, 2016 by approximately $1.0 million and $2.0 million, respectively.
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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the second quarter of Fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Nestlé Purina and Related Litigations
On May 6, 2014, Nestlé Purina Petcare Company filed a lawsuit against us in the United States District Court for the Eastern District of Missouri, alleging that we have engaged in false advertising, commercial disparagement, unfair competition, and unjust enrichment. Nestlé Purina asserts that, contrary to our advertising and labeling claims, certain BLUE products contain chicken or poultry by-product meals, artificial preservatives and/or corn and that certain products in the BLUE grain-free lines contain grains. Nestlé Purina also alleges that we have made false claims that our products (including LifeSource Bits) provide superior nutrition and health benefits compared to our competitors’ products. In addition, Nestlé Purina contends that we have been unjustly enriched as consumers have paid a premium for BLUE products in reliance on these alleged false and misleading statements, at the expense of our competitors. Nestlé Purina seeks an injunction prohibiting us from making these alleged false and misleading statements, as well as treble damages, restitution and disgorgement of our profits, among other things. In addition, Nestlé Purina has issued press releases and made other public announcements, including advertising and promotional communications through emails and internet and social media websites that make claims similar to those contained in their lawsuit. Nestlé Purina seeks a declaratory judgment that these statements are true and do not constitute defamation. Nestlé Purina later amended its complaint a second time to supplement certain allegations and to add a claim regarding the advertising for one of our pet treats. On February 29, 2016, Nestlé Purina filed a third amended complaint adding Blue's wholly-owned subsidiary Great Plains Leasing LLC, new causes of action under Connecticut and Missouri state law, and updating Nestlé Purina's factual allegations. On May 12, 2016, BLUE filed an answer to the third amended complaint and an amended third-party complaint. In addition, BLUE filed a motion for leave to amend its answer and counterclaim against Nestlé Purina to reflect information recently developed in discovery, namely that Nestlé Purina for many years purchased “chicken meal” similar to the “chicken meal” that BLUE had purchased from the same supplier. Specifically, the very same ingredient supplier that victimized BLUE had also victimized Nestlé Purina-and, as a result, we believe Nestlé Purina’s own pet food products were mislabeled and inaccurately advertised. BLUE has sought the Court’s permission to amend its counterclaims to add a claim for false advertising based on the fact that Nestlé Purina has labeled and advertised certain of its pet food products as free of animal by-products or by-product meals, when those products in fact contained those ingredients. BLUE has also sought the Court’s permission to expand its existing affirmative defense of “unclean hands” to reflect these new revelations.
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
In the course of pretrial discovery in the consolidated Nestlé Purina lawsuit, beginning in September 2014 documents and information were revealed that indicate that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appears that this mislabeling was deliberate. This conduct was undertaken by the supplier without our knowledge, and we have since ceased purchasing ingredients from this facility. This supplier was one of our primary sources of chicken meal and turkey meal. As a result of the supplier’s conduct, our advertising claims of “no chicken or poultry by-product meals” were inaccurate as to products containing the mislabeled ingredients. Therefore, we may be exposed to false advertising liability to Nestlé Purina and others to the extent a claimant can prove they were injured by our actions. Such liability may be material. We have brought third-party indemnity and damages claims, with respect to the Nestlé Purina lawsuit, against the supplier that mislabeled the ingredients, as well as a broker involved in those transactions for such mislabeled ingredients. The trial court narrowed certain of our third party claims in response to motions to dismiss filed by the third parties but allowed numerous claims to proceed. In addition, we maintain insurance coverage for some of the Nestlé Purina claims. However, we may not be able to fully recover from such supplier, broker or from our insurance the full amount of any damages we might incur in these matters. On June 10, 2016, Nestlé Purina filed a motion to sever its main lawsuit against us from our third-party claims against such supplier and broker.
On October 15, 2014, we initiated a separate lawsuit against Nestlé Purina in state court in Connecticut. Nestlé Purina subsequently removed the case to the United States District Court for the District of Connecticut, and the Connecticut District Court then granted Nestlé Purina’s motion to transfer this matter to the same court where Nestlé Purina’s lawsuit against us is pending. Our complaint in this matter alleges that Nestlé Purina has intentionally engaged in false advertising, unfair trade practices and unjust enrichment in the promotion and advertisement of numerous of its products. In particular, our complaint alleges that Nestlé Purina is deceptively advertising that certain high-quality, wholesome ingredients are present in certain of Nestlé Purina’s most popular pet food products in greater amounts, or are more prevalent in the products in relation to other ingredients, than is actually the case. In addition, our complaint alleges that Nestlé Purina is deceptively advertising certain of its products as healthy and nutritious when in fact Nestlé Purina knew that these products were unsafe and were responsible for illness and even death in many of the dogs that consumed them. And our complaint alleges that Nestlé Purina falsely claims its “Just Right” brand of dog food is personalized to match each dog’s unique nutritional needs when it consists of only a limited set of basic ingredient formulas, each of which is substantially similar to the others. Our complaint seeks an injunction prohibiting Nestlé Purina from continuing these false and misleading advertisements, as well as damages and disgorgement of profits, among other things. Discovery is underway in this matter. On July 31, 2015, Nestlé Purina filed an amended answer in this case that also asserted counterclaims against us. Nestlé Purina asserted that our complaint does not state viable claims, but that if a ruling is entered against it then “in the alternative” it asserts counterclaims that relate to the advertising of a variety of our products, which Nestlé Purina contends are misleading or deceptive as to the amounts of certain ingredients in those products. On August 28, 2015, we amended our complaint to include allegations that Nestlé Purina falsely claims that its “Bright Mind” dog food is proven to promote alertness, mental sharpness, memory, trainability, attention, and interactivity in dogs age seven and older, when in fact such claims are unsubstantiated and false. In response to Nestlé Purina’s amended answer and counterclaims, we filed a motion to dismiss the counterclaims in their entirety on October 2, 2015. On June 10, 2016, Nestlé Purina filed a motion to sever its main lawsuit against us from our third-party claims against such supplier and broker.
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
In addition, a number of related putative consumer class action lawsuits were filed in various states in the U.S. making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. We also brought damages and indemnity claims against our former ingredient supplier and broker with respect to the class action lawsuits. In December 2015, we entered into a settlement agreement with the plaintiffs to resolve all of the U.S. class action lawsuits (the "Settlement"). Under the terms of the Settlement, we agreed to pay $32 million into a settlement fund, and on January 8, 2016, we paid this $32 million into an escrow account pending final court approval. Any attorneys’ fees awarded by the court and all costs of notice and claims administration will be paid from the settlement fund.  The Settlement received final court approval on May 19, 2016, and has since been appealed to the United States Court of Appeals for the Eighth Circuit. The amount that each class member who submits a claim for reimbursement will receive will depend on the total amount of Blue Buffalo products purchased by the claimant during the class period and certain other conditions including whether the claimant has a proof of purchase. The Settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages. In addition to the U.S. class actions, which are the subject of the Settlement, in February 2016, a putative class action was filed in the Ontario Superior Court of Justice in Ottawa, Ontario, seeking damages and injunctive relief based on allegations similar to those made in the U.S. class actions.  We believe the claims are without merit and plan to vigorously defend ourselves.
On July 5, 2016, Travelers Property and Casualty Company of America and The Travelers Indemnity Company of Connecticut (together, “Travelers”), which provided our primary and excess commercial general liability insurance coverage from February 2007 to February 2011 (collectively, the “Travelers Policies”), filed a lawsuit against us in Superior Court for the State of Delaware. The lawsuit sought a declaratory judgment that Travelers has no obligation under the Travelers Policies (a) to provide coverage to us for attorneys’ fees and costs that we have incurred or will incur in connection with the prosecution of any of our third party claims against the ingredient supplier and broker that sold us mislabeled “chicken meal” or “turkey meal” ingredients; and (b) to indemnify us for any of the $32 million paid in the settlement of the consumer class action lawsuits. On August 1, 2016, Travelers voluntarily dismissed this action.
On July 11, 2016, we filed a lawsuit in State of Connecticut Superior Court against Travelers as well as the Hartford Fire Insurance Company, Hartford Underwriters Insurance Company, and Hartford Casualty Insurance Company (collectively, “Hartford”). Hartford has provided our primary and excess commercial general liability insurance coverage since February 2011 (collectively, the “Hartford Policies”). Our lawsuit alleges that Travelers and Hartford, among other things, (a) breached their duties under the Travelers Policies and the Hartford Policies, respectively, by failing to (i) pay all reasonable defense fees and costs in connection with the Nestle Purina litigation, the U.S. class action lawsuits and the putative class action in Ontario; and (ii) indemnify us for the $32 million U.S. class action settlement; (b) breached their covenants of good faith and fair dealing owed to us and acted in bad faith; and (c) violated the Connecticut Unfair Insurance Practices Act and the Connecticut Unfair Trade Practices Act. Our lawsuit also seeks declaratory judgment that we are entitled under the Travelers and Hartford policies to (x) a full defense, including payment of all reasonable and necessary defense fees and costs, in the litigation with Nestle Purina and the putative class action in Ontario; (y) coverage for the legal fees and costs incurred in our prosecution of any of our third party claims against the ingredient supplier and broker that sold us mislabeled “chicken meal” or “turkey meal” ingredients; and (z) full indemnity against (i) any settlement or judgment in the litigation with Nestle Purina and the putative class action in Ontario and (ii) the $32 million settlement in the U.S. class action lawsuits.
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

Dated: August 11, 2016