Form 10-Q
period 2016-09-30
Blue Buffalo Pet Products, Inc.
filed 2016-11-14
CIK 1609989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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

Large Accelerated Filer ( )	Accelerated Filer ( )
Non-Accelerated Filer (X)	Smaller Reporting Company ( )
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( X ) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at November 10, 2016
Common stock, par value $0.01 per share	196,515,280

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s final prospectus for its secondary public offering, as filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2016, as such risk factors may be updated from time to time in our periodic filings with the SEC, and which are accessible on the SEC’s website at www.sec.gov, including the following:

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(dollars in thousands, except for share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$316,362	$224,253
Receivables, net	92,398	80,103
Inventories	75,400	83,482
Prepaid expenses and other current assets	6,515	4,492
Total current assets	490,675	392,330

Restricted cash	781	473
Property, plant and equipment, net	126,282	115,160
Deferred income taxes	1,696	3,907
Deferred debt issuance costs, net	104	196
Other assets	517	480
Total assets	$620,055	$512,546

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	35,478	31,428
Other current liabilities	72,394	70,459
Total current liabilities	111,832	105,847

Long-term debt	380,167	383,137
Deferred income taxes	4,117	3,268
Other long-term liabilities	14,291	11,013
Total liabilities	510,407	503,265

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock; $0.01 par value; 150,000,000 shares authorized; none issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, voting; $0.01 par value; 1,500,000,000 shares authorized; 196,515,280 and 196,216,596 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,965	1,962
Additional paid-in capital	69,752	64,899
Retained earnings (accumulated deficit)	37,890	(57,549)
Accumulated other comprehensive income (loss)	41	(31)
Total stockholders’ equity	109,648	9,281
Total liabilities and stockholders’ equity	$620,055	$512,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(dollars in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$287,996	$259,437	$854,682	$762,209
Cost of sales	154,787	151,152	470,938	454,595
Gross profit	133,209	108,285	383,744	307,614
Selling, general and administrative expenses	65,493	58,664	190,849	165,723
Provision for legal settlement	32,000	—	32,000	—
Operating income	35,716	49,621	160,895	141,891
Interest expense, net	3,629	3,722	10,872	11,097
Income before income taxes	32,087	45,899	150,023	130,794
Provision for income taxes	10,605	18,833	54,584	51,044
Net income	$21,482	$27,066	$95,439	$79,750

Basic net income per common share	$0.11	$0.14	$0.49	$0.41
Diluted net income per common share	$0.11	$0.14	$0.48	$0.40
Basic weighted average shares	196,445,684	196,062,348	196,311,529	195,852,404
Diluted weighted average shares	199,452,308	198,254,808	199,290,017	198,028,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$21,482	$27,066	$95,439	$79,750
Other comprehensive income (loss):
Foreign currency translation adjustment	6	—	72	—
Other comprehensive income (loss), before tax	6	—	72	—
Income tax expense on other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	6	—	72	—
Comprehensive income	$21,488	$27,066	$95,511	$79,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands, except for share amounts)

	Common shares outstanding	Common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss)	Total
Balance at December 31, 2015	196,216,596	$1,962	$64,899	$(57,549)	$(31)	$9,281
Other comprehensive income	—	—	—	—	72	72
Issuance of restricted stock awards	31,871	—	814	—	—	814
Exercise of stock options	266,813	3	1,802	—	—	1,805
Tax benefit from exercise of stock options	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,237	—	—	2,237
Net income	—	—	—	95,439	—	95,439
Balance at September 30, 2016	196,515,280	$1,965	$69,752	$37,890	$41	$109,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$95,439	$79,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,766	5,981
Amortization of debt issuance costs	91	91
Stock-based compensation	3,051	2,935
Deferred compensation	—	19
(Gain) loss on disposal of fixed assets	(2)	69
Deferred income taxes	3,061	(1,790)
Tax benefit from exercise of stock options	—	(1,551)
Provision for legal settlement	32,000	—
Payment of class action legal settlement	(32,000)	—
Effect of changes in operating assets and liabilities:
Receivables	(12,282)	2,178
Inventories	8,257	(8,282)
Prepaid expenses and other assets	(2,066)	(3)
Accounts payable	4,055	4,387
Other liabilities	5,158	10,263
Net cash provided by operating activities	111,528	94,047

Cash flows from investing activities:
Capital expenditures	(17,901)	(5,374)
Restricted cash	(308)	—
Proceeds from the sale of fixed assets	15	—
Net cash used in investing activities	(18,194)	(5,374)

Cash flows from financing activities:
Principal payments on long-term debt	(2,970)	(2,970)
Proceeds from exercise of stock options	1,805	1,910
Tax benefit from exercise of stock options	—	1,551
Net cash (used in) provided by financing activities	(1,165)	491

Effect of exchange rate changes on cash and cash equivalents	(60)	—
Net increase in cash and cash equivalents	92,109	89,164
Cash and cash equivalents at beginning of period	224,253	95,788
Cash and cash equivalents at end of period	$316,362	$184,952

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

Secondary Public Offerings

On July 5, 2016, BBPP completed a secondary public offering (“SPO”) of shares of its common stock. Certain existing stockholders of BBPP sold 17,250,000 shares of common stock at a SPO price of $22.00 per share, including 2,250,000 shares of common stock pursuant to the full exercise of the underwriters' option to purchase additional shares.

On September 16, 2016, BBPP completed an additional SPO of shares of its common stock. Certain existing stockholders of BBPP sold 14,300,000 shares of common stock at a SPO price of $25.62 per share.

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

Accounting Standards Adopted in 2016

In March 2016, the FASB Issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.
The Company elected to early adopt ASU 2016-09 in the third quarter of Fiscal 2016 which requires the Company to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. Under ASU 2016-09, all excess tax benefits and deficiencies related to employee share-based compensation will be recognized within the provision for income taxes rather than additional paid-in capital under the prior guidance. The adoption of ASU 2016-09 resulted in the recognition of excess tax benefits in our provision for income taxes of $1.4 million for the nine months ended September 30, 2016. Upon early adopting ASU 2016-09, the Company elected to change its accounting policy to record forfeitures as they occur rather than based on an estimate. This change was applied on a modified retrospective basis and the cumulative-effect adjustment was not recorded to retained earnings as of January 1, 2016 as the amount was immaterial.
Additionally, under the guidance of ASU 2016-09, the Company is required to present excess tax benefits as an operating activity in the same manner as other cash flows related to income taxes on the statement of cash flows rather than as a financing activity. The Company elected not to adjust prior year cash presentations as the impact was not material.
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

Accounting Standards to be Adopted

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
In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Note 3 – Receivables

Receivables consisted of the following:

(dollars in thousands)	September 30, 2016	December 31, 2015
Trade receivables, net	$84,148	$66,648
Other receivables	8,250	13,455
Total	$92,398	$80,103

Other receivables consist primarily of reimbursable amounts due from co-manufacturers for packaging of $3.3 million and $3.5 million and income tax receivables of $4.9 million and $9.5 million at September 30, 2016 and December 31, 2015, respectively.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 4 – Inventories

Inventories consisted of the following:

(dollars in thousands)	September 30, 2016	December 31, 2015
Finished goods	$69,746	$76,987
Work in process	354	352
Raw materials	2,558	2,583
Packaging and supplies	2,742	3,560
Total	$75,400	$83,482

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(dollars in thousands)	September 30, 2016	December 31, 2015
Buildings	$59,314	$59,315
Machinery and equipment	49,058	47,234
Computer software	13,087	11,641
Computer equipment	4,523	4,055
Furniture and fixtures	1,743	1,585
Leasehold improvements	1,477	1,413
Land improvements	493	493
Land	366	346
Buildings improvements	184	86
Construction in progress	17,443	3,673
	147,688	129,841
Accumulated depreciation and amortization	(21,406)	(14,681)
Total	$126,282	$115,160

Depreciation and amortization expense was approximately $2.3 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $6.8 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively.

In August of 2016, Heartland and the City of Joplin, Missouri, or Joplin, entered into agreements by which Joplin agreed to issue up to an aggregate principal amount of approximately $83.3 million of industrial revenue bonds to purchase the land on which the current Heartland facility resides and the land on which the expansion of the Heartland facility will reside, and the associated buildings, structures, and fixtures, including the additional manufacturing equipment which will be included in the expansion of the Heartland facility (collectively, the “Property”). Heartland agreed to purchase such industrial revenue bonds and which Property was then agreed to be leased back to Heartland. As Heartland will become the owner of the Property at the end of the lease term, the lease meets the requirements of a capital lease and the equipment and land are recorded as property, plant and equipment our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreement with the amounts due under the industrial revenue bonds. As of September 30, 2016, Joplin had issued and Heartland had purchased approximately $0.1 million of industrial revenue bonds and Joplin had purchased from, and leased back to, Heartland the land for a corresponding amount.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6 – Long-term Debt

Long-term debt consisted of the following:

(dollars in thousands)	September 30, 2016	December 31, 2015
Term loan	$384,127	$387,097
Less current maturities	(3,960)	(3,960)
Total long-term debt	$380,167	$383,137

At September 30, 2016, we had $384.1 million of term loan borrowings (fair value of $385.6 million) at an effective interest rate of 3.63% and no outstanding borrowings under the revolving credit facility. At December 31, 2015, the Company had $387.1 million of term loan borrowings (fair value of $385.2 million) at an effective interest rate of 3.87% and no outstanding borrowings under the revolving credit facility. Principal payments on the term loan borrowings are due and payable in quarterly installments of approximately $1.0 million with the then expected remaining balance of $373.2 million due on August 8, 2019.

During each of the three-month periods ended September 30, 2016 and 2015, the Company recorded amortization expense for deferred debt issuance costs of approximately $30,000. During each of the nine-month periods ended September 30, 2016 and September 30, 2015, the Company recorded amortization expense for deferred debt issuance costs of approximately $91,000.

The Company’s term loan and revolving credit facility (the “Amended Facility”) contains and defines financial covenants, including a secured leverage ratio (defined as, with certain adjustments, the ratio of (i) the Company’s indebtedness less unrestricted cash and cash equivalents up to $40.0 million to (ii) consolidated net income before interest, taxes, depreciation and amortization) for the most recently ended 4 quarters not to exceed 3.75:1.00. The Amended Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. For the year ended December 31, 2015, the Company was not required to make an excess cash flow payment. As of September 30, 2016, the Company believes it was in compliance with its financial debt covenants.

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

At September 30, 2016 and December 31, 2015, the Company had approximately $285.7 million and $195.4 million, respectively, of cash invested in money market deposit accounts which were included in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets (Level 1).

The Company reports transfers in and out of Levels 1, 2 and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred. There were no transfers in or out of Level 1, 2, or 3 during the nine months ended September 30, 2016 and the year ended December 31, 2015.

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

As of September 30, 2016, the carrying value of the Company’s outstanding borrowings under the Amended Facility was approximately $384.1 million as compared to a fair value of $385.6 million (Level 2). As of December 31, 2015, the carrying value of the Company’s outstanding borrowings under the Amended Facility was approximately $387.1 million as compared to a fair value of $385.2 million (Level 2). The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities and credit risk.
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

On March 4, 2013, the Plan was amended to increase the maximum number of shares of stock available under the Plan by 210,000 shares to 14,242,061 shares (the “Amended Plan”). As of September 30, 2016, there were 5,230,642 shares of common stock reserved under the Amended Plan. As of September 30, 2016, the maximum number of shares available for grant under the Amended Plan was 89,035.

In July 2015, the Board of Directors adopted and our shareholders approved the Company’s 2015 Omnibus Incentive Plan (“2015 Plan”). The 2015 Plan provides that the total number of shares of common stock that

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

may be issued under our 2015 Plan is 8,400,000. The 2015 Plan provides for the grant of stock options (ISOs and non-qualified), SARs, restricted stock awards (RSAs), restricted stock units (RSUs), performance units, performance-based stock awards, dividend equivalent rights and other stock-based incentive awards. As of September 30, 2016, the maximum number of shares available for grant under the 2015 Plan was 7,843,075.
Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. Stock options granted under the 2012 plan are subject to pro-rata vesting and grants under the 2015 Plan are subject to cliff vesting. The fair value of stock options is expensed on a straight-line basis over the vesting period.

Prior to the Company’s initial public offering, the Company used a third party valuation specialist to assist it in the estimation of the fair value of its common stock. The Company believed these valuations to be appropriate; however, the valuation of the equity of any private company involves various estimates and assumptions that may differ from actual values. Effective with our initial public offering, the Company bases its common stock value on quoted market prices. The expected volatility assumption is based on the combination of the Company's historical volatility and selected companies from its peer group. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The weighted-average expected term is determined with reference to historical exercise and post-vesting cancellation experience, and the vesting period and contractual term of the awards.

The following are the weighted-average assumptions used for grants issued during the nine month periods ended September 30:

	2016	2015
Volatility	32.58%	23.85%
Risk-free interest rate	1.23%	1.88%
Expected term (years)	5	6.5
Dividend yield	—	—
Grant-date fair value	$7.81	$5.74

The following table summarizes stock option activity during the year and also presents stock options outstanding and exercisable as of September 30, 2016 (dollars in millions, except for per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2015	4,366,297	$6.24
Granted	396,688	$25.47
Exercised	(266,813)	$6.54
Forfeited	(69,417)	$13.59
Expired	(11,566)	$6.97
Options outstanding at September 30, 2016	4,415,189	$7.83
Options exercisable at September 30, 2016	2,102,214	$5.80

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three and nine months ended September 30, 2016, the Company granted 20,166 and 130,208 ISO and 834 and 266,480 non-qualified stock option grants, respectively.
Restricted Stock

The following table summarizes RSA and RSU activity for the nine months ended September 30, 2016:

	RSAs		RSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	$—	—	$—
Granted	31,871	$25.57	87,203	$25.48
Vested	(31,871)	$25.57	—	$—
Forfeited	—	$—	(1,635)	$25.57
Outstanding at September 30, 2016	—	$—	85,568	$25.48

During the three and nine months ended September 30, 2016, members of the Company's Board of Directors received a fully-vested grant of 31,871 RSAs with a three-year holding restriction under the 2015 Plan. The total fair value of these restricted stock awards on the date of grant was $0.8 million, of which the full amount was recognized as a component of stock-based compensation expense during the three and nine months ended September 30, 2016.

During the three and nine months ended September 30, 2016, the Company granted 4,210 and 87,203 RSUs, respectively under the 2015 Plan to its employees. The stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. RSUs have a three-year cliff vesting term. The total fair value of these restricted stock units on the date of grant was $2.2 million, which will be recognized as a component of stock-based compensation expense and amortized on a straight-line basis over the three-year vesting term.
Stock-based Compensation Expense

Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during the three months ended September 30, 2016 and 2015 was approximately $1.0 million and $2.0 million, respectively. Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during the nine months ended September 30, 2016 and 2015 was approximately $3.1 million and $2.9 million, respectively.

In accordance with the early adoption of ASU 2016-09, the Company recorded $1.4 million of excess tax benefits from the exercise of stock options to our provision for income taxes during the three and nine months ended September 30, 2016. Under the previous guidance, the Company recorded $1.6 million of excess tax benefits from the exercise of stock options to additional paid-in capital during the three and nine months ended September 30, 2015.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Unrecognized stock-based compensation related to outstanding unvested stock options is expected to be recognized in the Company’s statements of income as follows (by fiscal year):

(dollars in thousands)
2016 (period from October 1, to December 31, 2016)	$918
2017	3,582
2018	2,037
2019	553
2020	56
Total	$7,146
Note 9 – Earnings Per Share

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except for per share data)	2016	2015	2016	2015
Net income	$21,482	$27,066	$95,439	$79,750

Basic weighted average number of shares outstanding	196,445,684	196,062,348	196,311,529	195,852,404
Dilutive effect of stock options and RSUs	3,006,624	2,192,460	2,978,488	2,176,139
Diluted weighted average number of shares outstanding	199,452,308	198,254,808	199,290,017	198,028,543

Basic net income per common share	$0.11	$0.14	$0.49	$0.41
Diluted net income per common share	$0.11	$0.14	$0.48	$0.40
Anti-dilutive shares excluded from diluted earnings per share computation	385,861	86,733	407,845	29,229
Note 10 – Related Parties

Invus Partners LLC which, as of September 30, 2016, beneficially owned 44.5% of the Company's outstanding common stock, holds $19.8 million of the Company’s outstanding debt under the Amended Facility. Several of the members of the Company's Board of Directors (“BOD”) are members of Invus Partners LLC, as well as managing directors and officers of the general partner of Invus Partners LLC.

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
Nestlé Purina and Related Litigations
On May 6, 2014, Nestlé Purina Petcare Company (“Nestlé Purina”) filed a lawsuit against us in the United States District Court for the Eastern District of Missouri, which alleged that we had engaged in false advertising, commercial disparagement, unfair competition, and unjust enrichment (the “Nestlé Purina litigation”). Nestlé Purina asserted that, contrary to our advertising and labeling claims, certain BLUE products contained chicken or poultry by-product meals, artificial preservatives and/or corn and that certain products in the BLUE grain-free lines contained grains. Nestlé Purina also alleged that we made false claims that our products (including LifeSource Bits) provide superior nutrition and health benefits compared to our competitors’ products. In addition, Nestlé Purina contended that we were unjustly enriched as consumers have paid a premium for BLUE products in reliance on these alleged false and misleading statements, at the expense of our competitors. Nestlé Purina sought an injunction prohibiting us from making these alleged false and misleading statements, as well as treble damages, restitution and disgorgement of our profits, among other things. In addition, Nestlé Purina issued press releases and made other public announcements, including advertising and promotional communications through emails and internet and social media websites that made claims similar to those contained in their lawsuit. Nestlé Purina sought a declaratory judgment that these statements were true and did not constitute defamation. On February 29, 2016, Nestlé Purina filed a third amended complaint adding BLUE's wholly-owned subsidiary Great Plains Leasing LLC, new causes of action under Connecticut and Missouri state law, and updating Nestlé Purina’s factual allegations.
In the course of pretrial discovery in the consolidated Nestlé Purina lawsuit, beginning in September 2014 documents and information were revealed that indicate that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appeared that this mislabeling was deliberate. This conduct was undertaken by the supplier without our knowledge, and we have since ceased purchasing ingredients from this facility. This supplier was one of our primary sources of chicken meal and turkey meal. As a result of the supplier’s conduct, our advertising claims of “no chicken or poultry by-product meals” were inaccurate as to products containing the mislabeled ingredients. Therefore, we were exposed to false advertising liability to Nestlé Purina and are similarly exposed to such liability to others to the extent a claimant can prove they were injured by our actions. Such liability may be material. We brought third-party indemnity and damages claims, with respect to the Nestlé Purina lawsuit, against the supplier that mislabeled the ingredients, as well as a broker involved in those transactions for such mislabeled ingredients. The trial court narrowed certain of our third party claims in response to motions to dismiss filed by the third parties but allowed numerous claims to proceed. In addition, we maintain insurance coverage for some of the Nestlé Purina claims. However, we may not be able to fully recover from such supplier, broker or from our insurance the full amount of any damages we might incur in these matters.
On October 15, 2014, we initiated a separate lawsuit against Nestlé Purina in state court in Connecticut. Nestlé Purina subsequently removed the case to the United States District Court for the District of Connecticut, and the Connecticut District Court then granted Nestlé Purina’s motion to transfer this matter to the same court where Nestlé Purina’s lawsuit against us was pending. Our complaint in this matter alleged that Nestlé

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Purina has intentionally engaged in false advertising, unfair trade practices and unjust enrichment in the promotion and advertisement of numerous of its products. In particular, our complaint alleged that Nestlé Purina deceptively advertised that certain high-quality, wholesome ingredients were present in certain of Nestlé Purina’s most popular pet food products in greater amounts, or were more prevalent in the products in relation to other ingredients, than was actually the case. In addition, our complaint alleged that Nestlé Purina deceptively advertised certain of its products as healthy and nutritious when in fact Nestlé Purina knew that these products were unsafe and were responsible for illness and even death in many of the dogs that consumed them. And our complaint alleged that Nestlé Purina falsely claims its “Just Right” brand of dog food was personalized to match each dog’s unique nutritional needs when it consists of only a limited set of basic ingredient formulas, each of which is substantially similar to the others. Our complaint sought an injunction prohibiting Nestlé Purina from continuing these false and misleading advertisements, as well as damages and disgorgement of profits, among other things. On July 31, 2015, Nestlé Purina filed an amended answer in this case that also asserted counterclaims against us. Nestlé Purina asserted that our complaint did not state viable claims, but that if a ruling was entered against it then “in the alternative” asserted counterclaims that relate to the advertising of a variety of our products, which Nestlé Purina contended were misleading or deceptive as to the amounts of certain ingredients in those products. On August 28, 2015, we amended our complaint to include allegations that Nestlé Purina falsely claimed that its “Bright Mind” dog food was proven to promote alertness, mental sharpness, memory, trainability, attention, and interactivity in dogs age seven and older, when in fact such claims were unsubstantiated and false. In response to Nestlé Purina’s amended answer and counterclaims, we filed a motion to dismiss the counterclaims in their entirety on October 2, 2015. On June 13, 2016, the trial court dismissed all but two of Nestlé Purina’s counterclaims.
On November 2, 2016, we entered into a settlement agreement with Nestlé Purina pursuant to which we paid Nestlé Purina $32.0 million, each party dismissed all of its claims and counterclaims against the other with prejudice, and we dismissed, with prejudice, our claims against Nestlé Purina’s advertising and public relations agencies. All other terms of the settlement are confidential. We plan to continue to pursue our claims against the third party ingredient supplier and broker that sold us mislabeled ingredients, as well as against our insurance providers as further described below.
In addition, a number of related putative consumer class action lawsuits were filed in various states in the U.S. making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. We also brought damages and indemnity claims against our former ingredient supplier and broker with respect to the class action lawsuits. In December 2015, we entered into a settlement agreement with the plaintiffs to resolve all of the U.S. class action lawsuits (the “Settlement”). Under the terms of the Settlement we agreed to pay $32.0 million into a settlement fund, and on January 8, 2016, we paid this $32.0 million into an escrow account pending final court approval. Attorneys’ fees awarded by the court and all costs of notice and claims administration will be paid from the settlement fund. The Settlement received final court approval on May 19, 2016, and has since been appealed to the United States Court of Appeals for the Eighth Circuit. The amount that each class member who submits a claim for reimbursement will receive will depend on the total amount of Blue Buffalo products purchased by the claimant during the class period and certain other conditions including whether the claimant has a proof of purchase. The Settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages.
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
On July 11, 2016, we filed a lawsuit in State of Connecticut Superior Court against Travelers as well as the Hartford Fire Insurance Company, Hartford Underwriters Insurance Company, and Hartford Casualty Insurance Company (collectively, “Hartford”). Hartford has provided our primary and excess commercial general liability insurance coverage since February 2011 (collectively, the “Hartford Policies”). Our lawsuit alleges that Travelers and Hartford, among other things, (a) breached their duties under the Travelers Policies and the Hartford Policies, respectively, by failing to (i) pay all reasonable defense fees and costs in connection with the Nestlé Purina litigation, the U.S. class action lawsuits and the putative class action in Ontario; and (ii) indemnify us for the $32.0 million U.S. class action settlement; (b) breached their covenants of good faith and fair dealing owed to us and acted in bad faith; and (c) violated the Connecticut Unfair Insurance Practices Act and the Connecticut Unfair Trade Practices Act. Our lawsuit also seeks declaratory judgment that we are entitled under the Travelers Policies and Hartford Policies to (x) a full defense, including payment of all reasonable and necessary defense fees and costs, in the Nestlé Purina litigation and the putative class action in Ontario; (y) coverage for the legal fees and costs incurred in our prosecution of any of our third party claims against the ingredient supplier and broker that sold us mislabeled “chicken meal” or “turkey meal” ingredients; and (z) full indemnity against (i) the settlement in the Nestlé Purina litigation, (ii) any settlement or judgment in the putative class action in Ontario and (iii) the $32.0 million settlement in the U.S. class action lawsuits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2015 and related notes included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our final prospectus for our secondary public offering, as filed with the SEC on September 14, 2016, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Results of Operations

The following tables present our selected statement of income data in dollars and expressed as a percentage of net sales for the periods presented:

	Three Months Ended September 30,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2016	2015	2016	2015
Net sales	$287,996	$259,437	100.0%	100.0%
Cost of sales	154,787	151,152	53.7%	58.3%
Gross profit	133,209	108,285	46.3%	41.7%
Selling, general, and administrative expenses	65,493	58,664	22.7%	22.6%
Provision for legal settlement	32,000	—	11.1%	—%
Operating income	35,716	49,621	12.4%	19.1%
Interest expense, net	3,629	3,722	1.3%	1.4%
Income before income taxes	32,087	45,899	11.1%	17.7%
Provision for income taxes	10,605	18,833	3.7%	7.3%
Net income	$21,482	$27,066	7.5%	10.4%

Basic net income per common share	$0.11	$0.14
Diluted net income per common share	$0.11	$0.14

	Nine Months Ended September 30,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2016	2015	2016	2015
Net sales	$854,682	$762,209	100.0%	100.0%
Cost of sales	470,938	454,595	55.1%	59.6%
Gross profit	383,744	307,614	44.9%	40.4%
Selling, general, and administrative expenses	190,849	165,723	22.3%	21.7%
Provision for legal settlement	32,000	—	3.7%	—%
Operating income	160,895	141,891	18.8%	18.6%
Interest expense, net	10,872	11,097	1.3%	1.5%
Income before income taxes	150,023	130,794	17.6%	17.2%
Provision for income taxes	54,584	51,044	6.4%	6.7%
Net income	$95,439	$79,750	11.2%	10.5%

Basic net income per common share	$0.49	$0.41
Diluted net income per common share	$0.48	$0.40

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

Net Sales
Net sales increased $28.6 million, or 11.0%, to $288.0 million for the three months ended September 30, 2016, compared to $259.4 million for the three months ended September 30, 2015. Volume growth accounted for 9.4 percentage points of the increase in net sales, favorable net pricing contributed 2.1 percentage points, which was partially offset by unfavorable product mix of 0.5 percentage point.

Net sales of Dry Foods increased $24.2 million, or 11.6%, to $232.4 million for the three months ended September 30, 2016, compared to $208.3 million for the three months ended September 30, 2015. Volume growth accounted for 10.0 percentage points of the increase in net sales of Dry Foods, favorable net pricing contributed 1.7 percentage points, which was partially offset by unfavorable product mix of 0.1 percentage point. The strong performance of our BLUE Wilderness and BLUE Life Protection Formula lines drove the growth in net sales of Dry Foods. The increase in net pricing was primarily driven by pricing actions taken on selected items during the first quarter of Fiscal 2016.

Net sales of Wet Foods, Treats and Other Products increased $4.4 million, or 8.6%, to $55.6 million for the three months ended September 30, 2016, compared to $51.2 million for the three months ended September 30, 2015. Volume growth accounted for 7.0 percentage points of the increase in net sales of Wet Foods, Treats and Other Products, favorable net pricing accounted for 3.7 percentage points, which was partially offset by unfavorable product mix of 2.1 percentage points. The strong performance of our BLUE Life Protection Formula and BLUE Wilderness lines drove the growth in net sales of Wet Foods, Treats and Other Products. The increase in net pricing was primarily driven by pricing actions taken on selected items during the first quarter of Fiscal 2016.

Gross Profit
Gross profit increased $24.9 million, or 23.0%, to $133.2 million for the three months ended September 30, 2016, compared to $108.3 million for the three months ended September 30, 2015, driven primarily by increased volume and supply chain efficiencies. Gross margin increased to 46.3% for the three months ended September 30, 2016 from 41.7% for the three months ended September 30, 2015, driven primarily by supply chain efficiencies including lower input costs (2.7 percentage points), higher net pricing realization (1.1 percentage point), and favorable mix (0.7 percentage points) during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $65.5 million for the three months ended September 30, 2016, up $6.8 million, or 11.6%, from $58.7 million for the three months ended September 30, 2015. The increase reflects:

•
$10.7 million of incremental expense related to our ongoing investments in advertising and marketing ($6.8 million) consistent with our strategy to invest in our brand and product lines and investments made in strategic initiatives ($3.9 million); partially offset by

•	$5.1 million decrease in expense related to public offerings.
Provision for Legal Settlement
Provision for legal settlement for the three months ended September 30, 2016 was $32.0 million due to the settlement agreement entered into on November 2, 2016 related to the Nestlé Purina lawsuit as disclosed in Note 11 to our unaudited condensed consolidated financial statements.

Interest Expense, Net
Interest expense, net decreased $0.1 million, or 2.5%, to $3.6 million for the three months ended September 30, 2016, compared to $3.7 million for the three months ended September 30, 2015. This decrease was due to increased interest income driven by higher quarter-over-quarter average cash on hand. Our effective interest rate quarter-over-quarter was 3.90% for both the three months ended September 30, 2016 and 2015.

Provision for Income Taxes
Provision for income taxes decreased $8.2 million, or 43.7%, to $10.6 million for the three months ended September 30, 2016, compared to $18.8 million for the three months ended September 30, 2015. Our effective tax rate was 33.1% for the three months ended September 30, 2016 as compared to 41.0% for the three months ended September 30, 2015. The decrease in our effective tax rate was primarily driven by the non-deductible permanent differences related to the close of our initial public offering during the three months ended September 30, 2015 and the tax benefit received due to the effects of stock options exercised under the guidance of ASU 2016-09 during the three months ended September 30, 2016.

Net Income
As a result of the factors above, net income decreased $5.6 million, or 20.6%, to $21.5 million for the three months ended September 30, 2016, compared to $27.1 million for the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

Net Sales
Net sales increased $92.5 million, or 12.1%, to $854.7 million for the nine months ended September 30, 2016, compared to $762.2 million for the nine months ended September 30, 2015. Volume growth accounted for 9.3 percentage points of the increase in net sales, favorable net pricing contributed 1.6 percentage points, and favorable product mix contributed 1.2 percentage points of growth.

Net sales of Dry Foods increased $71.6 million, or 11.6%, to $690.8 million for the nine months ended September 30, 2016, compared to $619.2 million for the nine months ended September 30, 2015. Volume growth accounted for 9.5 percentage points of the increase in net sales of Dry Foods, favorable net pricing contributed 1.2 percentage points, and favorable product mix contributed 0.9 percentage point of growth. The strong performance of our BLUE Wilderness, BLUE Life Protection Formula, and BLUE Freedom lines drove the growth in net sales of Dry Foods. The increase in net pricing was primarily driven by pricing actions taken on selected items during the first quarter of Fiscal 2016.

Net sales of Wet Foods, Treats and Other Products increased $20.9 million, or 14.6%, to $163.9 million for the nine months ended September 30, 2016, compared to $143.0 million for the nine months ended September 30, 2015. Volume growth accounted for 8.5 percentage points of the increase in net sales of Wet Foods, Treats and Other Products, favorable net pricing contributed 3.2 percentage points, and favorable product mix contributed 2.9 percentage points of growth. The strong performance of our BLUE Wilderness and BLUE Life Protection Formula lines drove the growth in net sales of Wet Foods, Treats and Other Products. The increase in net pricing was primarily driven by pricing actions taken on selected items during the first quarter of Fiscal 2016.
Gross Profit
Gross profit increased $76.1 million, or 24.7%, to $383.7 million for the nine months ended September 30, 2016, compared to $307.6 million for the nine months ended September 30, 2015, driven primarily by increased volume and supply chain efficiencies. Gross margin increased to 44.9% for the nine months ended September 30, 2016 from 40.4% for the nine months ended September 30, 2015, driven primarily by supply chain efficiencies including lower input costs and the ramp-up of Heartland (2.4 percentage points), favorable mix (1.3 percentage points), and higher net pricing realization (0.8 percentage point) during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $190.8 million for the nine months ended September 30, 2016, up $25.1 million, or 15.2%, from $165.7 million for the nine months ended September 30, 2015. The increase primarily reflects:

•
$22.2 million of incremental expense related to strategic initiatives ($12.2 million) and our ongoing investments in advertising and marketing ($10.0 million) consistent with our strategy to invest in our brand and product lines; partially offset by

•	$6.4 million decrease in expense related to public offerings.

Provision for Legal Settlement
Provision for legal settlement for the nine months ended September 30, 2016 was $32.0 million due to the settlement agreement entered into on November 2, 2016 related to the Nestlé Purina lawsuit as disclosed in Note 11 to our unaudited condensed consolidated financial statements.

Interest Expense, Net
Interest expense, net decreased $0.2 million, or 2.0%, to $10.9 million for the nine months ended September 30, 2016, compared to $11.1 million for the nine months ended September 30, 2015. This decrease was due to increased interest income driven by higher quarter-over-quarter average cash on hand. Our effective interest rate was 3.63% over the nine months ended September 30, 2016 as compared to 3.62% for the nine months ended September 30, 2015.

Provision for Income Taxes
Provision for income taxes increased $3.5 million, or 6.9%, to $54.6 million for the nine months ended September 30, 2016, compared to $51.0 million for the nine months ended September 30, 2015. Our effective tax rate was 36.4% for the nine months ended September 30, 2016 as compared to 39.0% for the nine months ended September 30, 2015. The decrease in our effective tax rate was primarily driven by the non-deductible permanent differences related to the close of our initial public offering during the nine months ended September 30, 2015 and the tax benefit received due to the effects of stock options exercised under the guidance of ASU 2016-09.
Net Income
As a result of the factors above, net income increased $15.7 million, or 19.7%, to $95.4 million for the nine months ended September 30, 2016, compared to $79.8 million for the nine months ended September 30, 2015.
Financial Condition, Liquidity, and Capital Resources

Overview
Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $40.0 million revolving credit facility to provide us with an additional source of liquidity but have not had to draw on our revolving credit facility. As of September 30, 2016, our cash and cash equivalents were $316.4 million compared to cash and cash equivalents as of December 31, 2015 of $224.3 million. On August 8, 2012, we entered into a $350.0 million term loan facility and obtained an additional $50.0 million of term loans on December 6, 2012 through an incremental term loan facility. The aggregate gross proceeds of $400.0 million were used to pay dividends to our stockholders. As of September 30, 2016, we had outstanding indebtedness of $384.1 million under the term loan facilities. Pursuant to the terms of the term loan facilities, we are required to make quarterly payments of approximately $1.0 million, with the remaining balance of $373.2 million due on August 8, 2019, the maturity date of the term loan facilities.

Our primary cash needs are for capital expenditures and working capital. Capital expenditures typically vary depending on the timing of infrastructure-related investments. We plan to make capital expenditures of approximately $50.0 million to $60.0 million in fiscal 2016, which we expect to fund from cash on hand and operating cash flow. We expect the majority of expenditures in fiscal 2016 will be used to fund our three-year, $200.0 million program to expand our internal manufacturing capabilities.

Our primary working capital requirements are for product and product-related costs, the payment of payroll, rent and distribution costs, advertising and marketing expenditures and the costs related to the development and commercialization of new products. Fluctuations in working capital are primarily driven by the timing of new product launches. As of September 30, 2016, we had working capital of $378.8 million, compared to $286.5 million as of December 31, 2015.

We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs for the foreseeable future. If necessary, we can borrow funds under our revolving credit facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. Our ability to meet our operating, investing and financing needs depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, described in the “Risk Factors” section of our final prospectus for our secondary public offering, as filed with the SEC on September 14, 2016. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide attractive products to our customers and consumers, increase prices to offset higher commodity costs, manage production and our supply chain and improve our productivity. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. We may need to refinance all or a portion of the principal amounts outstanding under our term loan facilities on or before August 8, 2019. We expect to continually assess our performance, the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures.
Cash Flows
Operating Activities
Net cash provided by operating activities was $111.5 million for the nine months ended September 30, 2016, compared to $94.0 million for the nine months ended September 30, 2015. The increase in net cash provided by operating activities was primarily driven by an increase in net income.

Investing Activities
Net cash used in investing activities was $18.2 million for the nine months ended September 30, 2016, compared to $5.4 million for nine months ended September 30, 2015. The increase in net cash used in investing activities were primarily the result of capital expenditures for investments made in our three-year program to expand our internal manufacturing capabilities.

Financing Activities
Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2016, compared to net cash provided financing activities of $0.5 million for the nine months ended September 30, 2015. The increase in net cash used in financing activities was primarily due to the effects of the early adoption of ASU 2016-09 to recognize excess tax benefits from the exercise of stock options within operating activities only. This early adoption was applied prospectively to the statement of cash flows.

Description of Indebtedness
As of September 30, 2016, our senior secured credit facilities consisted of $384.1 million of outstanding term loans maturing on August 8, 2019 and an undrawn $40.0 million revolving credit facility (which includes borrowing capacity available for letters of credit and for short-term borrowings) maturing on August 8, 2017. Blue, a wholly owned subsidiary of BBPP, is the borrower under our senior secured credit facilities. As of September 30, 2016, the interest rate on the term loan facilities was 3.75%.

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

Our senior secured credit facilities contain a number of covenants that, among other things, restrict the ability of the borrower and its restricted subsidiaries to (subject to certain exceptions): incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase our capital stock; make investments, loans or advances; repay subordinated indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing its subordinated indebtedness; and change its lines of business. The credit agreement covenants also restrict the ability of Blue Pet Products, Inc. to engage in certain mergers or consolidations. The credit agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the credit agreement includes maintenance covenants that require compliance with certain secured leverage ratios. The availability of certain baskets and the ability to enter into certain transactions (including the ability of the borrower to pay dividends to the parent guarantor) may also be subject to compliance with such secured leverage ratios. The Company believes it was in compliance with its financial debt covenants in the credit agreement as of September 30, 2016.

Pricing Options
Borrowings under the term loan facilities bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than 1.00%. The applicable margin for borrowings under the term loan facilities is 2.75% with respect to LIBOR borrowings and 1.75% with respect to base-rate borrowings. As of September 30, 2016, the interest rate applicable to borrowings under the term loan facilities was 3.75%.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the revolving credit facility is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base-rate borrowings. As of September 30, 2016, the interest rate on the revolving credit facility was 4.25%.

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
Recent Accounting Pronouncements
Refer to Note 2 - "Basis of Presentation" of the unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
During 2013, Heartland Pet Foods Manufacturing Inc., our wholly-owned subsidiary, or Heartland, and Jasper County, Missouri, or Jasper, entered into an agreement pursuant to which Jasper agreed to issue up to an aggregate principal amount of $55 million of industrial revenue bonds to purchase manufacturing equipment from Heartland, which will then be leased back to Heartland. As Heartland will become the owner of the equipment at the end of the lease term, the lease meets the requirements of a capital lease and the equipment is recorded as property, plant, and equipment on our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreements with the proceeds due from the industrial revenue bonds. As of both September 30, 2016 and December 31, 2015, Jasper had issued, and Heartland had purchased, $55 million of industrial revenue bonds and Jasper had purchased from, and leased back to, Heartland certain manufacturing equipment for a corresponding amount.
In August of 2016, Heartland and the City of Joplin, Missouri, or Joplin, entered into agreements by which Joplin agreed to issue up to an aggregate principal amount of approximately $83.3 million of industrial revenue bonds to purchase the land on which the current Heartland facility resides and the land on which the expansion of the Heartland facility will reside, and the associated buildings, structures, and fixtures, including the additional manufacturing equipment which will be included in the expansion of the Heartland facility (collectively, the “Property”). Heartland agreed to purchase such industrial revenue bonds and which Property was then agreed to be leased back to Heartland. As Heartland will become the owner of the Property at the end of the lease term, the lease meets the requirements of a capital lease and the equipment and land are recorded as property, plant and equipment our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreement with the amounts due under the industrial revenue bonds. As of September 30, 2016, Joplin had issued and Heartland had purchased approximately $0.1 million of industrial revenue bonds and Joplin had purchased from, and leased back to, Heartland the land for a corresponding amount.

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
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our senior secured credit facilities is variable rate debt. Interest rate changes generally do not affect the market value of our senior secured credit facilities but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of September 30, 2016, we had variable rate debt of approximately $384.1 million under our senior secured credit facilities. An increase of 1% would have increased our interest expense for the three and nine months ended September 30, 2016 by approximately $1.0 million and $3.0 million, respectively.
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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the third quarter of Fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Nestlé Purina and Related Litigations
On May 6, 2014, Nestlé Purina Petcare Company filed a lawsuit against us in the United States District Court for the Eastern District of Missouri, which alleged that we had engaged in false advertising, commercial disparagement, unfair competition, and unjust enrichment. Nestlé Purina asserted that, contrary to our advertising and labeling claims, certain BLUE products contain chicken or poultry by-product meals, artificial preservatives and/or corn and that certain products in the BLUE grain-free lines contain grains. Nestlé Purina also alleged that we made false claims that our products (including LifeSource Bits) provide superior nutrition and health benefits compared to our competitors’ products. In addition, Nestlé Purina contended that we have been unjustly enriched as consumers have paid a premium for BLUE products in reliance on these alleged false and misleading statements, at the expense of our competitors. Nestlé Purina sought an injunction prohibiting us from making these alleged false and misleading statements, as well as treble damages, restitution and disgorgement of our profits, among other things. In addition, Nestlé Purina issued press releases and made other public announcements, including advertising and promotional communications through emails and internet and social media websites that made claims similar to those contained in their lawsuit. Nestlé Purina sought a declaratory judgment that these statements are true and do not constitute defamation. Nestlé Purina later amended its complaint a second time to supplement certain allegations and to add a claim regarding the advertising for one of our pet treats. On February 29, 2016, Nestlé Purina filed a third amended complaint adding BLUE’s wholly-owned subsidiary Great Plains Leasing LLC, new causes of action under Connecticut and Missouri state law, and updating Nestlé Purina's factual allegations. On May 12, 2016, BLUE filed an answer to the third amended complaint and an amended third-party complaint. In addition, BLUE filed a motion for, and were subsequently granted, leave to amend its answer and counterclaim against Nestlé Purina to add a claim for false advertising alleging that Nestlé Purina has labeled and advertised certain of its pet food products as free of animal by-products or by-product meals even though those products contained those ingredients. This counterclaim reflected information developed in discovery, namely that Nestlé Purina for many years purchased “chicken meal” similar to the “chicken meal” that BLUE had purchased from the same supplier. Specifically, the very same ingredient supplier that victimized BLUE had also victimized Nestlé Purina-and, as a result, we believed Nestlé Purina’s own pet food products were mislabeled and inaccurately advertised. At the same time the Court allowed us to add this new counterclaim against Nestlé Purina, it granted a motion by Nestlé Purina to strike our defense of “unclean hands” and denied Nestlé Purina’s motion to strike our defense of laches (delay).
On May 14, 2014, we filed a lawsuit against Nestlé Purina in the United States District Court for the Eastern District of Missouri, which alleged that Nestlé Purina has engaged in false advertising, unfair competition, unjust enrichment, and defamation. We alleged that the statements made by Nestlé Purina advertising the allegations of their lawsuit were false and misleading, and we denied that our product formulas contain chicken or poultry by-product meals, artificial preservatives or corn and we denied that any of our grain-free products contain grains. We also asserted that Nestlé Purina’s statements falsely implied that our products are not made in the United States and are subject to quality control issues. We alleged that Nestlé Purina’s conduct as described in this lawsuit was aimed at destroying the reputation and goodwill of the BLUE brand and may have induced consumers to make purchasing decisions based on Nestlé Purina’s false and misleading representations about the composition and sourcing of BLUE products. Our complaint in this lawsuit sought, among other things, a preliminary and permanent injunction prohibiting Nestlé Purina from disseminating such false information, as well as damages (including punitive damages), restitution and disgorgement of all profits attributable to their false and deceptive advertising. On June 4, 2014, this lawsuit was consolidated with the Nestlé Purina lawsuit. We later amended our pleading to name as additional defendants the two advertising and public relations agencies that assisted Nestlé Purina with its advertising campaign.
In the course of pretrial discovery in the consolidated Nestlé Purina lawsuit, beginning in September 2014 documents and information were revealed that indicate that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appeared that this mislabeling was deliberate. This conduct was undertaken by the supplier without our knowledge, and we have since ceased purchasing ingredients from this facility. This supplier was one of our primary sources of chicken meal and turkey meal. As a result of the supplier’s conduct, our advertising claims of “no chicken or poultry by-product meals” were inaccurate as to products containing the mislabeled ingredients. Therefore, we were exposed to false advertising liability to Nestlé Purina and are similarly exposed to such liability to others to the extent a claimant can prove they were injured by our actions. Such liability may be material. We have brought third-party indemnity and damages claims, with respect to the Nestlé Purina lawsuit, against the supplier that mislabeled the ingredients, as well as a broker involved in those transactions for such mislabeled ingredients. The trial court narrowed certain of our third party claims in response to motions to dismiss filed by the third parties but allowed numerous claims to proceed. In addition, we maintain insurance coverage for some of the Nestlé Purina claims. However, we may not be able to fully recover from such supplier, broker or from our insurance the full amount of any damages we might incur in these matters.
On October 15, 2014, we initiated a separate lawsuit against Nestlé Purina in state court in Connecticut. Nestlé Purina subsequently removed the case to the United States District Court for the District of Connecticut, and the Connecticut District Court then granted Nestlé Purina’s motion to transfer this matter to the same court where Nestlé Purina’s lawsuit against us was pending. Our complaint in this matter alleged that Nestlé Purina has intentionally engaged in false advertising, unfair trade practices and unjust enrichment in the promotion and advertisement of numerous of its products. In particular, our complaint alleged that Nestlé Purina was deceptively advertising that certain high-quality, wholesome ingredients were present in certain of Nestlé Purina’s most popular pet food products in greater amounts, or were more prevalent in the products in relation to other ingredients, than is actually the case. In addition, our complaint alleged that Nestlé Purina was deceptively advertising certain of its products as healthy and nutritious when in fact Nestlé Purina knew that these products were unsafe and were responsible for illness and even death in many of the dogs that consumed them. And our complaint alleges that Nestlé Purina falsely claimed its “Just Right” brand of dog food was personalized to match each dog’s unique nutritional needs when it consists of only a limited set of basic ingredient formulas, each of which is substantially similar to the others. Our complaint sought an injunction prohibiting Nestlé Purina from continuing these false and misleading advertisements, as well as damages and disgorgement of profits, among other things. On July 31, 2015, Nestlé Purina filed an amended answer in this case that also asserted counterclaims against us. Nestlé Purina asserted that our complaint did not state viable claims, but that if a ruling was entered against it then “in the alternative” asserted counterclaims that relate to the advertising of a variety of our products, which Nestlé Purina contended were misleading or deceptive as to the amounts of certain ingredients in those products. On August 28, 2015, we amended our complaint to include allegations that Nestlé Purina falsely claims that its “Bright Mind” dog food was proven to promote alertness, mental sharpness, memory, trainability, attention, and interactivity in dogs age seven and older, when in fact such claims were unsubstantiated and false. In response to Nestlé

Purina’s amended answer and counterclaims, we filed a motion to dismiss the counterclaims in their entirety on October 2, 2015. On June 13, 2016, the trial court dismissed all but two of Nestlé Purina’s counterclaims.
On November 2, 2016, we entered into a settlement agreement with Nestlé Purina pursuant to which we paid Nestlé Purina $32 million, each party dismissed all of its claims and counterclaims against the other with prejudice, and we dismissed, with prejudice, our claims against Nestlé Purina’s advertising and public relations agencies. All other terms of the settlement are confidential. We plan to continue to pursue our claims against the third party ingredient supplier and broker that sold us mislabeled ingredients.
In addition, a number of related putative consumer class action lawsuits were filed in various states in the U.S. making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. We also brought damages and indemnity claims against our former ingredient supplier and broker with respect to the class action lawsuits. In December 2015, we entered into a settlement agreement with the plaintiffs to resolve all of the U.S. class action lawsuits (the “Settlement”). Under the terms of the Settlement, we agreed to pay $32 million into a settlement fund, and on January 8, 2016, we paid this $32 million into an escrow account pending final court approval. Any attorneys’ fees awarded by the court and all costs of notice and claims administration will be paid from the settlement fund.  The Settlement received final court approval on May 19, 2016, and has since been appealed to the United States Court of Appeals for the Eighth Circuit. The amount that each class member who submits a claim for reimbursement will receive will depend on the total amount of Blue Buffalo products purchased by the claimant during the class period and certain other conditions including whether the claimant has a proof of purchase. The Settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages.
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
On July 11, 2016, we filed a lawsuit in State of Connecticut Superior Court against Travelers as well as the Hartford Fire Insurance Company, Hartford Underwriters Insurance Company, and Hartford Casualty Insurance Company (collectively, “Hartford”). Hartford has provided our primary and excess commercial general liability insurance coverage since February 2011 (collectively, the “Hartford Policies”). Our lawsuit alleges that Travelers and Hartford, among other things, (a) breached their duties under the Travelers Policies and the Hartford Policies, respectively, by failing to (i) pay all reasonable defense fees and costs in connection with the Nestlé Purina litigation, the U.S. class action lawsuits and the putative class action in Ontario; and (ii) indemnify us for the $32 million U.S. class action settlement; (b) breached their covenants of good faith and fair dealing owed to us and acted in bad faith; and (c) violated the Connecticut Unfair Insurance Practices Act and the Connecticut Unfair Trade Practices Act. Our lawsuit also seeks declaratory judgment that we are entitled under the Travelers Policies and Hartford Policies to (x) a full defense, including payment of all reasonable and necessary defense fees and costs, in the Nestlé Purina litigation and the putative class action in Ontario; (y) coverage for the legal fees and costs incurred in our prosecution of any of our third party claims against the ingredient supplier and broker that sold us mislabeled “chicken meal” or “turkey meal” ingredients; and (z) full indemnity against (i) the settlement in the Nestlé Purina litigation, (ii) any settlement or judgment in the putative class action in Ontario and (iii) the $32 million settlement in the U.S. class action lawsuits.
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

Dated: November 11, 2016