Form 10-K
period 2016-12-31
Blue Buffalo Pet Products, Inc.
filed 2017-03-01
CIK 1609989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 001-37510
_________________________________________________
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐.
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
Large accelerated filer  ☒      Accelerated filer  ☐      Smaller reporting company  ☐ Non-accelerated filer ☐        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,469,640,351 based on the closing sale price as reported on the NASDAQ Stock Market.
The number of shares of the registrant’s common stock outstanding as of February 24, 2017 was 196,549,641.
Documents Incorporated by Reference:
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference from the registrant's definitive proxy statement relating to its 2017 annual meeting of shareholders to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year.

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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the following:

•	We may not be able to successfully implement our growth strategy on a timely basis or at all;

•	The growth of our business depends on our ability to accurately predict consumer trends and demand and successfully introduce new products and product line extensions and improve existing products;

•	Any damage to our reputation or our brand could have a material adverse effect on our business, financial condition, and results of operations;

•	Our growth and business are dependent on trends that may change or not continue, and our historical growth may not be indicative of our future growth;

•	There may be decreased spending on pets in a challenging economic climate;

•	Our business depends, in part, on the sufficiency and effectiveness of our marketing and trade promotion programs;

•	If we are unable to maintain or increase prices, our margins may decrease;

•	We are dependent on a relatively limited number of customers for a significant portion of our sales; and

•	We rely upon a limited number of contract manufacturers to provide a significant portion of our supply of products.

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

This Annual Report on Form 10-K includes our trademarks, trade names and service marks, such as “Blue Buffalo,” “LifeSource Bits,” “Life Protection Formula,” “BLUE Basics,” “BLUE Freedom,” “BLUE Wilderness,” and “BLUE Natural Veterinary Diet,” as well as the BLUE shield logo, the Blue Buffalo figure logo and the tag line “Love them like family. Feed them like family.” which are protected under applicable intellectual property laws and are our property. This Annual Report on Form 10-K also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
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

PART I

ITEM 1. BUSINESS
Overview
We are the fastest growing major pet food company in the United States, selling dog and cat food made with whole meats, fruits and vegetables, and other high-quality, natural ingredients. BLUE is a billion dollar brand and is the #1 brand in the Wholesome Natural market segment. We currently have approximately 6% share of the U.S. pet food market and feed only 2-3% of the 164 million pets in the United States. With a proven new user acquisition strategy, we are committed to converting more pet parents into True Blue Believers and continuing to increase our share of the attractive $28 billion U.S. pet food market.
We believe we have built an exceptional company with a breakthrough brand and an innovative business model, backed by our mission and our belief in a large unmet consumer demand for pet food with high-quality, natural ingredients.
Our History
Today, Blue Buffalo Pet Products, Inc. (“BBPP”, and together with its subsidiaries, the “Company,” “we,” “us,” “its,” and “our”) conducts its business exclusively through its wholly-owned operating subsidiary, Blue Buffalo Company, Ltd. (“Blue”) and its subsidiaries. Blue was originally formed in August 2002 as a limited liability company under the name The Blue Buffalo Company, LLC. In December 2006, Blue converted into a corporation under the name Blue Buffalo Company, Ltd. In July 2012, we undertook a corporate reorganization and exchanged the stock of Blue for the stock of BBPP, a newly formed Delaware corporation. As part of the corporate reorganization, BBPP established another Delaware corporation, Blue Pet Products, Inc., which then became the sole shareholder of Blue.
Our Industry
Pet food is one of the largest CPG categories in the United States. We estimate the U.S. pet food industry had approximately $28.0 billion in retail sales in 2016. According to Euromonitor, the pet food industry had $42.0 billion in additional retail sales outside the United States in 2016, bringing the total size of the global pet food industry of approximately $70.0 billion.
U.S. pet food retail sales grew 58% between 2006 and 2016, which represents a CAGR of 5%, based on data from Euromonitor. The industry growth over this period has been fueled by the “humanization” of pets, as pets are increasingly regarded as family members. This humanization trend has led pet parents to increasingly evaluate pet foods in the same way they scrutinize their own food choices. As more pet parents seek better, more wholesome options for themselves, they also seek these types of options for their pets. As a result, a significant number of pet parents have demonstrated a willingness to pay a premium for pet food that they believe will enhance the well-being of their pets. The higher demand for natural food products and more specialized formulas for different life-stages, breed sizes, special needs and diet types has fueled premiumization in the industry, leading to the faster growth of products with higher revenue per pound. This premiumization trend has impacted all market segments and product types in the pet food industry.

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
We have four major product lines under our master BLUE brand in addition to our latest product line, BLUE Natural Veterinary Diet. Each of our product lines has a different nutritional philosophy and distinct personality. We continue to deepen each product line with new products, expand each product line’s shelf presence and support each product line with advertising:
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

Sales and Distribution Channels
We sell our products in the United States, Canada, Japan, and Mexico. The majority of our net sales are in the United States. In 2016, only 4.0% of our net sales were outside the United States.

BLUE products are sold in specialty channels, including national pet superstore chains, regional pet store chains, neighborhood pet stores, farm and feed stores, eCommerce retailers, military outlets, hardware stores, and veterinary clinics and hospitals. Our sales in the veterinary channel are currently minimal.
We sell our products directly to retailers in the specialty channels and through distributors that focus on the specialty channels. In 2016, management believes specialty channels accounted for 47% of U.S. pet food sales, with Food-Drug-Mass ("FDM") channels accounting for the other 53%. Specialty channels include a diverse set of retailers with over 20,000 stores (which includes national pet superstore chains (i.e., PetSmart and Petco, including their websites), regional pet store chains (e.g., Pet Supplies Plus, Pet Supermarket, Petsense and Pet Valu), neighborhood pet stores, farm and feed stores (e.g., Tractor Supply Company and Mid-States), eCommerce retailers (e.g., Amazon, Chewy and Petflow), military outlets, hardware stores and 25,000 veterinary clinics. We have, to date, chosen to sell BLUE exclusively in the specialty channels as we believe these channels provide a better environment for us to interact with and educate pet parents, help position BLUE as a premium brand and dedicate more shelf space to pet food, which grants consumers access to a broader range of our products. Pet food sales in specialty channels have grown faster than pet food sales in the FDM channel for the past 20 years as a result of the expansion of the channel and its pet focused environment and superior product selection. While we expect growth of pet food sales in the specialty channels to continue to outpace growth in FDM, particularly due to rapid growth in eCommerce retailers, the gap between the channels is narrowing.
Whether we sell our products directly to retailers or through distributors primarily depends on the size of the account and whether the account has account-operated distribution centers for its own outlets. We review accounts on a regular basis and may re-designate them as a direct or distributor account depending on our cost-to-serve them, trends in their business and channel and changes in their distribution capabilities. The majority of our products are sold directly to retailers. Our direct accounts include large national and regional chains with their own distribution capability, such as PetSmart, Petco, Tractor Supply Company and Pet Supermarket, as well as larger eCommerce retailers. In 2016, 63% of our net sales were generated from sales to national pet superstores PetSmart and Petco. Also, in 2016, we experienced significant growth in our net sales to eCommerce retailers and expect those sales to continue to increase both in absolute terms and as a percentage of net sales. If we were to lose any of these key customers, our business, financial condition and results of operations would be materially adversely affected.
Most of our retailers in the regional and neighborhood specialty channel and the farm and feed store channel are served through our distributors. We have multiple distributors in most of our geographic areas. These distributors specialize in, and typically carry a wide assortment, of pet products. We believe we are one of their largest brands. Our distributors provide mainly logistics services and limited in-field sales support, with sales and account acquisition being driven primarily by us and through in-bound interest directly from retailers. From time to time, we offer certain promotional incentives to distributors to help them build our business.
Our sales teams are organized by the type of retail accounts they sell to in order to optimize sales strategies and tools. Our National Accounts Team services large national chains, while our Regional Accounts Team services regional pet store chains, neighborhood pet stores, farm and feed stores and eCommerce retail accounts. Both teams share a sales operations team, which assists them with planning, fulfillment, sales and market analytics and pet parent relations. We also have a Regional Accounts field sales force, which works closely with distributor representatives to acquire new accounts and improve our position at our existing accounts. Having started selling BLUE products in national pet superstores, a substantial majority of our sales are to national accounts, although we believe regional retailers are increasingly seeking out BLUE products as our brand awareness grows. We believe we have one of the largest sales forces dedicated to the regional and neighborhood pet and farm and feed channels.
In addition, we deploy our Pet Detectives, part-time pet-passionate team members, to help us fulfill our mission to educate fellow pet parents about pet nutrition. Pet Detectives interact with pet parents one-on-one as they shop for pet food in specialty stores nationwide as well as in Canada, Mexico and Japan. Our Pet Detective program serves as an educational marketing and sales platform as it is a resource for both pet parents already feeding their pets BLUE and pet parents currently feeding their pets other pet food brands. The Pet Detectives allow us to engage pet parents with our brand story, our mission and our shared love for pets in an authentic manner.
Manufacturing Network
Our products, including those sold outside of the U.S., are currently manufactured through a hybrid network of owned and contracted manufacturing facilities and distributed from owned and contracted distribution centers. Our Heartland facility in Joplin, Missouri is expected to provide us with thirty-five to forty-five percent of our forecasted dry food production needs over the next several years. We have also commenced expansion of our internal manufacturing capabilities to provide additional production capacity in the future.
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

Research and Development
Our research and development and product development teams work together to develop natural products that we, as pet parents, would want to feed our pets. Our focus on natural ingredients is a core advantage as we continue to develop and build upon our expertise. The formulations and processes required for the manufacture of Wholesome Natural pet foods are often different from those of Engineered pet foods. For example, developing and managing the shelf life of products is more difficult when using only natural preservatives. In addition, wheat, which is a “natural” ingredient, is a low-cost but effective food binder that is commonly used in the pet food industry. Since we do not use wheat in any of our products, we have developed know-how and expertise in the use of ingredients other than wheat to act as food binders. Our research and development team, staffed with animal nutritionists with PhDs and food scientists, works on new technologies, formulations and testing. Our product development team provides consumer and market insight, as well as project management leadership. Working together with our in-house advertising and marketing agency, the two teams develop and launch new products and improve our existing products. We also work with external technical experts and suppliers to help us stay at the forefront of technological developments and advancements. In 2016, 2015 and 2014, our total research and development expenses were $9.8 million, $9.5 million and $7.6 million, respectively. These expenses include personnel costs, testing costs and expenses related to outside services.
Competitive Landscape
The pet food industry is highly competitive. We compete on the basis of product quality and palatability, brand awareness and loyalty, product variety and ingredients, interesting product names, product packaging and package design, shelf space (both online and in-store), reputation, price and promotional efforts. Our main competitors are large consumer packaged goods companies ("CPG") with long histories and well recognized brands. Companies with major pet food businesses include Nestlé, Mars, the J.M. Smucker Company (owner of Big Heart Pet Brands, formerly known as Del Monte) and Colgate-Palmolive.
The pet food industry is highly fragmented at the brand level, with over 100 brands with retail sales exceeding $10 million in Tracked Channels in 2016. Our major competitors typically follow a brand portfolio approach with each brand often having distinct positioning by species and/or product type. Unlike most of our competitors, we have a master BLUE brand with a strong identity on the top and individual product lines underneath.
Over the last decade, all of our major competitors and many independent companies have also entered or have attempted to benefit from the fast-growing Wholesome Natural market segment through new brand introductions, brand extensions and/or acquisitions. These attempts have included entries directly into the Wholesome Natural market segment, as well as launching brands and products that have some but not all of the Wholesome Natural market segment’s characteristics. Most of the pet food brands we compete with in the Wholesome Natural market segment, such as the Wellness and Taste of the Wild brands, are not owned by major pet food companies but are instead owned by other pet food companies such as WellPet and Diamond Pet Foods, respectively. In 2016, we had approximately one-third market share in the Wholesome Natural market segment and were over four times the size of the next largest Wholesome Natural brand.
In 2016, the Therapeutic market segment had retail sales of approximately $1.7 billion in the United States and continued to grow at a higher rate than the overall pet food market. We believe there are significant barriers-to-entry to the Therapeutic market segment as it requires significant research and development expertise and investment, the ability to reach veterinary clinics through a separate sales force and distribution network, as well as compliance with specific FDA regulatory requirements and processes. After investing significant time and resources, we entered this market segment in 2015 with differentiated natural Therapeutic pet food products. Due to the significant barriers-to-entry, other than us, currently only three major pet food companies participate in the Therapeutic market segment in the United States.
Seasonality
Our business is generally not subject to seasonal fluctuations to any significant extent.
Our Organization: “The Herd”
Our company culture is an integral part of our strategy and one of our founding objectives is being a great place to work. We have a strong and dedicated team of employees we refer to as “the Herd,” where each one of us is a “Buff.” Our company culture is built on entrepreneurship, collaboration, a commitment to Blue Buffalo’s mission, a competitive spirit and a friendly, casual work environment. As of December 31, 2016, we employed approximately 1,700 Buffs, including full-time and part-time Buffs, none of whom was represented by a labor union. We believe we have a good relationship with our team members and that our company culture is a key competitive advantage and a strong contributor to our success.
Our Trademarks and Other Intellectual Property
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “Blue Buffalo,” “LifeSource Bits,” “Life Protection Formula,” “BLUE Basics,” “BLUE Freedom,” “BLUE Wilderness,” “BLUE Naturally Fresh,” “BLUE Natural Veterinary Diet,” the BLUE shield logo and the Blue Buffalo figure logo, each of which is registered or has a trademark registration pending with the U.S. Patent and Trademark Office. The Blue shield design logo is also registered or has a trademark registration pending in Canada, Mexico, Japan, Europe, Russia, China, Australia and approximately 28 other countries or registries. We also have numerous other trademark registrations and pending applications for product names and tag lines that are essential to our branding. Our trademarks are valuable assets that reinforce the distinctiveness of our brand and our consumers’ favorable perception of our products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. In addition to trademark protection, we own numerous URL designations, including www.bluebuffalo.com and www.bluesbuddies.com. We also rely on and carefully protect unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position.
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
Pet Food-Related Regulation
The FDA’s Center for Veterinary Medicine, or CVM, regulates animal feed, including pet food, under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations. Although pet foods are not required to obtain premarket approval from the FDA, any substance that is added to or is expected to become a component of a pet food must be used in accordance with a food additive regulation, unless it is generally recognized as safe, or GRAS, under the conditions of its intended use. A food additive regulation may be obtained through the submission of a food additive petition to the FDA demonstrating that a food additive is safe for its intended use and has utility. Use of a food ingredient that is neither GRAS nor an approved food additive may cause a food to be adulterated, in which case the food may not be legally marketed in the United States.
The labeling of pet foods is regulated by both the FDA and some state regulatory authorities. FDA regulations require proper identification of the product, a net quantity statement, a statement of the name and place of business of the manufacturer or distributor, and proper listing of all the ingredients in order of predominance by weight. The FDA also considers certain specific claims on pet food labels to be medical claims and therefore subject to prior review and approval by the FDA. These include claims such as “hairball control” and “urinary tract health.” We currently produce pet food products, such as cat food with hairball management claims, which undergo FDA premarket review. In addition, the Food and Drug Administration Amendments Act of 2007 requires the FDA to establish ingredient standards and definitions for pet food, processing standards for pet food, and updated labeling standards for pet food that include nutritional and ingredient information. The FDA is currently working to implement these requirements.
We currently produce products, such as those in our BLUE Natural Veterinary Diet line, which may provide all or most of the nutrients in support of an animal’s total daily nutrient needs but are also labeled and marketed with claims that may suggest that they are intended to treat or prevent disease, thereby potentially meeting the statutory definitions of both a food and a drug. In the past, the FDA has generally exercised discretion with regard to enforcement of the regulatory requirements applicable to animal drugs in the context of dog and cat foods (1) that provided nutrients in support of the animal’s total required daily nutrient needs, (2) that were distributed only through licensed veterinarians, and (3) with respect to which manufacturers restricted labeling claims. However, noting an increase in the number of dog and cat foods labeled as being intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease, and noting that animal health may suffer when such products are not subject to pre-market FDA approval and are provided in the absence of a valid veterinarian-client-patient relationship, the FDA recently issued guidance containing a list of specific factors it will consider in determining whether to initiate enforcement action against products that satisfy the definitions of both an animal food and an animal drug, but which do not comply with the regulatory requirements applicable to animal drugs. These include, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. While we believe that we market our products in compliance with the policy articulated in FDA’s guidance and in other claim-specific guidance, the FDA may disagree or may classify some of our products differently than we do, and may impose more stringent regulations applicable to animal drugs, such as requirements for pre-market approval and compliance with GMPs for the manufacturing of pharmaceutical products. In addition we may produce more products that may be subject to FDA pre-market review, including new products we introduce to the Therapeutic market segment.
Under Section 423 of the FFDCA, the FDA may require the recall of an animal feed product if there is a reasonable probability that the product is adulterated or misbranded and the use of or exposure to the product will cause serious adverse health consequences or death. In addition, pet food manufacturers may voluntarily recall or withdraw their products from the market. We have in the past issued limited voluntary recalls of products that we considered did not meet our standards, whether for palatability, appearance or otherwise, in order to protect our brand and reputation.
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
In 2011, the Food Safety Modernization Act, or FSMA, was enacted. The FSMA mandates, among other things, that the FDA adopt preventative controls to be implemented by pet food facilities in order to minimize or prevent hazards to food safety. Under the FSMA, the FDA finalized the Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls for Food for Animals, or CGMP, on September 17, 2015. The final rule has staggered compliance dates based on the business size. There are two components of the final rule with different compliance dates including CGMP requirements and the Preventive Controls. Blue Buffalo was required to be in compliance with the CGMP by September 2016 and will be required to be in compliance with the Preventive Controls by September 2017. The FDA has also finalized the Foreign Supplier Verification Program, FSVP, on November 27, 2015. The compliance date is July 2017. The third relevant regulation recently finalized is the Sanitary Transportation of Human and Animal Food. We believe we are in compliance with those regulations that are in effect and are prepared and expect to be in compliance with the other regulations as they come into force.
We are also subject to the laws of Canada, Mexico and Japan, as well as provincial and local regulations, with regard to products exported to those jurisdictions. In Canada, we are subject to regulation and oversight by the Canadian Food Inspection Agency and other provincial and local agencies. In Mexico, we are subject to regulation and oversight by the Secretariat of Agriculture, Livestock, Rural Development, Fisheries and Food, or SAGARPA, the National Service of Health, Food Safety and Quality, or SENASICA, which is an administrative body of SAGARPA and other state and local agencies. In Japan, we are subject to regulation and oversight by the Ministry of Agriculture, Forestry and Fisheries, the Ministry of the Environment and other local agencies. As we enter into new foreign markets, we will be subject to similar laws and regulation, and oversight by foreign governmental and regulatory agencies, in those jurisdictions.

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
Manufacturing Related Regulation

In connection with our operations at our Heartland manufacturing facility, we are subject to the jurisdiction of the U.S. Department of Agriculture and certain state and local agencies which may inspect the facility and regulate health and safety issues. Ownership of land in Joplin, Missouri and the operation of the Heartland facility also subject us to regulation by the Missouri Department of Natural Resources and local planning, zoning and health agencies. The facility must also be registered with the FDA, and will need to comply with the applicable requirements established under FDA’s recently-issued final rule regarding Manufacturing Practice, Hazard Analysis, and Risk-Based Preventative Controls for Food for Animals.
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
Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution and improving placement of our products in the stores of our retail partners, attracting new consumers to our brand and introducing new products and product line extensions and expanding into new markets. Our ability to implement this growth strategy depends, among other things, on our ability to:

•	enter into distribution and other strategic arrangements with retailers and other potential distributors of our products;

•	continue to effectively compete in specialty channels;

•	secure shelf space in the stores and websites of our retail partners;

•	increase our brand recognition by effectively implementing our marketing strategy and advertising initiatives;

•	expand and maintain brand loyalty;

•	develop new products and product line extensions that appeal to consumers;

•	maintain and, to the extent necessary, improve our high standards for product quality, safety and integrity;

•	maintain sources for the required supply of quality raw ingredients to meet our growing demand;

•	continue to successfully expand our internal manufacturing capabilities, including completing construction of our new manufacturing facilities and ramping up production of those facilities;

•	successfully operate our Heartland facility;

•	further expand in both new and existing international markets;

•	identify and successfully enter and market our products in new geographic markets and market segments; and

•
continue to educate the veterinarian community about our line of veterinary exclusive therapeutic products and generate recommendations from veterinarians for our current portfolio of wholesome natural products.

We may not be able to successfully implement our growth strategy and may need to change our strategy. If we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful, our business, financial condition and results of operations may be materially adversely affected.
The growth of our business depends on our ability to accurately predict consumer trends and demand and successfully introduce new products and product line extensions, improve existing products and offer our products at attractive price points.

Our growth depends, in part, on our ability to successfully introduce new products and product line extensions and improve and reposition our existing products to meet the requirements of pet parents and the dietary needs of their pets. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands and preferences. The development and introduction of innovative new products and product line extensions involve considerable costs. In addition, it may be difficult to establish new supplier relationships and determine appropriate product selection when developing a new product or product line extension. Any new product or product line extension may not generate sufficient customer interest and sales to become a profitable product or to cover the costs of its development and promotion and may reduce our operating income. In addition, any such unsuccessful effort may adversely affect our brand. If we are not able to anticipate, identify or develop and market products that respond to changes in requirements and preferences of pet parents and their pets or if our new product introductions or repositioned products fail to gain consumer acceptance, we may not grow our business as anticipated, our sales may decline and our business, financial condition and results of operations may be materially adversely affected. If our retail prices were to increase due to a price increase by us or by price increases or lower promotions by our retailer partners, the consumer demand for our products and hence our sales may decline.
Any damage to our reputation or our brand could have a material adverse effect on our business, financial condition, and results of operations.
Maintaining our strong reputation with consumers, our retail partners and our suppliers is critical to our success. Our brand may suffer if our marketing plans or product initiatives are not successful. The importance of our brand may increase if competitors offer more products with formulations similar to ours. Price competition between retailers may drive our retail prices down and may adversely impact our brand equity and reputation among consumers and/or retailers. Further, our brand may be negatively impacted due to real or perceived quality issues or if consumers perceive us as being untruthful in our marketing and advertising, even if such perceptions are not accurate. Product contamination, the failure to maintain high standards for product quality, safety and integrity, including raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling or contamination, even if untrue or caused by our third-party contract manufacturers or raw material suppliers, may reduce demand for our products or cause production and delivery disruptions. We maintain guidelines and procedures to ensure the quality, safety and integrity of our products. However, we may be unable to detect or prevent product and/or ingredient quality issues, mislabeling or contamination, particularly in instances of fraud or attempts to cover up or obscure deviations from our guidelines and procedures. For example, in September 2014 we discovered that a facility owned by a major supplier of ingredients to the pet food industry, including Blue Buffalo, for a period of time, had mislabeled as “chicken meal” or “turkey meal” ingredients that contained other poultry-based ingredients that were inappropriate for inclusion in “chicken meal” or “turkey meal” under industry standards, and it appears that this mislabeling was deliberate. If any of our products become unfit for consumption, cause injury or are mislabeled, we may have to engage in a product recall and/or be subject to liability. Damage to our reputation or our brand or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and our business, financial condition and results of operations may be materially adversely affected.
Our growth and business are dependent on trends that may change or not continue, and our historical growth may not be indicative of our future growth.

The growth of the overall pet food industry depends primarily on the continuance of current trends in humanization of pets and premiumization of pet foods as well as on general economic conditions, the size of the pet population and average dog size. The growth of the Wholesome Natural market segment and our business, in particular, depends on the continuance of such humanization and premiumization trends and health and wellness trends. We also benefit from growth rates in the specialty channels in which we participate, such as pet superstores, farm and feed stores and eCommerce. These trends may not continue or may change. For example, pet superstores have recently experienced reduced foot traffic and reduced sales. We believe that these trends may continue, which would result in a decline in our growth rate unless offset by growth in other channels and accounts. In addition, in the event of a decline in the overall number or average size of pets, a change in the humanization, premiumization or health and wellness trends or during challenging economic times, we may be unable to persuade our customers and consumers to purchase our branded products instead of lower-priced products, and our business, financial condition and results of operations may be materially adversely affected and our growth rate may slow or stop. In addition, while we expect that our net sales will continue to increase, we believe that our growth rate will decline in the future as our scale increases.
There may be decreased spending on pets in a challenging economic climate.
The United States and other countries have experienced and continue to experience challenging economic conditions. Our business, financial condition and results of operations may be materially adversely affected by a challenging economic climate, including adverse changes in interest rates, volatile commodity markets and inflation, contraction in the availability of credit in the market and reductions in consumer spending. In addition, a slow-down in the general economy or a shift in consumer preferences for economic reasons or otherwise to regional, local or Private Label products or other less expensive products may result in reduced demand for our products which may affect our profitability. The keeping of pets and the purchase of pet-related products may constitute discretionary spending for some of our consumers and any material decline in the amount of consumer discretionary spending may reduce overall levels of pet ownership or spending on pets. As a result, a challenging economic climate may cause a decline in demand for our products which could be disproportionate as compared to competing pet food brands since our products command a price premium. In addition, we cannot predict how current or worsening economic conditions will affect our retail partners, suppliers and distributors. If economic conditions result in decreased spending on pets and have a negative impact on our retail partners, suppliers or distributors, our business, financial condition and results of operations may be materially adversely affected.
Our business depends, in part, on the sufficiency and effectiveness of our marketing and trade promotion programs.
Due to the highly competitive nature of our industry, we must effectively and efficiently promote and market our products through television, internet and print advertisements as well as trade promotions and incentives to sustain our competitive position in our market. Marketing investments may be costly. In addition, we may, from time to time, change our marketing strategies and spending, including the timing or nature of our trade promotions and incentives. We may also change our marketing strategies and spending in response to actions by our competitors and other pet food companies. The sufficiency and effectiveness of our marketing and trade promotions and incentives are important to our ability to retain and/or improve our market share and margins. If our marketing and trade promotions and incentives are not successful or if we fail to implement sufficient and effective marketing and trade promotions and incentives or adequately respond to changes in our competitors’ marketing strategies, our business, financial condition and results of operations may be adversely affected.
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
We rely in part on price increases to offset cost increases and improve the profitability of our business. Our ability to maintain prices or effectively implement price increases may be affected by a number of factors, including competition, effectiveness of our marketing programs, the continuing strength of our brand, market demand and general economic conditions, including inflationary pressures. In particular, in the past, in response to increased promotional activity by other pet food companies, we have increased our promotional spending, which has resulted in a lower average price per pound for our products and has adversely impacted our gross margins. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases that we have announced or already implemented, whether through a change in list price or increased promotional activity. If we are unable to maintain or increase prices for our products or must increase promotional activity, our margins may be adversely affected. Furthermore, price increases generally result in volume losses, as consumers purchase fewer units. If such losses are greater than expected or if we lose distribution due to a price increase, our business, financial condition and results of operations may be materially adversely affected.
If our products are alleged to cause injury or illness or fail to comply with governmental regulations, we may need to recall our products and may experience product liability claims.
Our products may be exposed to product recalls, including voluntary recalls or withdrawals, if they are alleged to cause or pose a risk of injury or illness or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider do not meet our standards, whether for palatability, appearance or otherwise, in order to protect our brand and reputation. For example, over the past two years, we issued four voluntary recalls, three of which were the result of errors occurring at third-party suppliers. These recalls resulted in a reduction to net sales and the incurrence of incremental expenses. If there is any future product recall or withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation or lost sales due to the unavailability of the product for a period of time, our business, financial condition and results of operations may be materially adversely affected.
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
We sell our products to retail partners and distributors in specialty channels. Our two largest retail partners, PetSmart and Petco, accounted for 41% and 22% of our net sales for the year ended December 31, 2016, 46% and 24% of our net sales for the year ended December 31, 2015, and 49% and 24% of our net sales for the year ended December 31, 2014, respectively. For the year ended December 31, 2016, we experienced significant growth in our net sales to eCommerce retailers and are becoming increasingly dependent on such retailers. If we were to lose any of our key customers, if any of our retail partners reduce the amount of their orders or if any of our key customers consolidate, reduce their store footprint and/or gain greater market power, our business, financial condition and results of operations may be materially adversely affected. In addition, national pet superstores have recently experienced reduced store traffic. If pet superstores continue to experience reduced store traffic, or experience any operational difficulties, we may be adversely affected. We may be similarly adversely impacted if any of our other key customers experience any operational difficulties or generate less traffic.
In addition, we do not enter into contracts with national pet superstores, eCommerce retailers, and certain other large retailers, and we do not have long-term contracts with our other customers. As a result, we rely on our consumers’ continuing demand for our products and our position in the market for all purchase orders. We also rely on our retail partners carrying a broad selection of our products and working with us to execute in-store sales and marketing programs in order to differential our brands and drive consumer demand. If our retail partners or distributors are not satisfied with their margins on BLUE products due to changes in their expectations or due to changes to pricing strategies by us, our sales could decrease and our business, financial condition and results of operations may be materially adversely affected. We may be similarly negatively impacted if they change their pricing and margin expectations or business strategies as a result of industry consolidation or otherwise, including a reduction or restriction in our in-store programs (both online and offline), a reduction in the number of brands they carry or a reduction or even elimination of the shelf space, or a change in the prominence of the shelf space they allocate to our products, including a decision to stop selling our products altogether or increased emphasis on Private Label or another brand’s products.
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
We have agreements with a network of contract manufacturers that require them to provide us with specific finished products. Most of our agreements with our contract manufacturers automatically renew for consecutive one-year terms until notice of non-renewal is given. Upon expiration of our existing agreements with these contract manufacturers, or if our contract manufacturers were to merge or get acquired, we may not be able to renegotiate the terms of our agreements with these contract manufacturers on a commercially reasonable basis, or at all.
During the years ended December 31, 2016, 2015 and 2014 approximately 41%, 44%, and 68%, respectively, of our cost of sales was derived from products purchased from the Company’s five largest contract manufacturers. We manufacture our canned wet foods at two different locations owned by a single contract manufacturer and certain of our wet foods, treats and all of our cat litter products are also manufactured by single-source contract manufacturers. The manufacture of our products may not be easily transferable to other sites in the event that any of our contract manufacturers experience breakdown, failure or substandard performance of equipment, disruption of supply or shortages of raw materials and other supplies, labor problems, power outages, adverse weather conditions and natural disasters or the need to comply with environmental and other directives of governmental agencies. From time to time, a contract manufacturer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the contract manufacturer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new contract manufacturing arrangement with another provider.
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
From time to time, our customers may purchase more product than they expect to sell to consumers during a particular time period. Our customers may grow their inventory in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. Our customers may also grow inventory in anticipation of a price increase for our products, or otherwise over-order our products as a result of overestimating demand for our products. If a customer increases its inventory during a particular reporting period as a result of a promotional event, anticipated price increase or otherwise, then sales during the subsequent reporting period may be adversely impacted as our customers seek to reduce their inventory levels. This effect may be particularly pronounced when the promotional event, price increase or other event occurs near the end or beginning of a reporting period or when there are changes in the timing of a promotional event, price increase or similar event, as compared to the prior year. To the extent our customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our net sales and results of operations may be materially adversely affected in that period.
We operate in a highly competitive industry and may lose market share or experience margin erosion if we are unable to compete effectively.
The pet food industry is highly competitive. We compete on the basis of product quality and palatability, brand awareness and loyalty, product variety and ingredients, interesting product names, product packaging and package design, shelf space (both online and in-store), reputation, price and promotional efforts. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies who may have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to identify and adapt to changes in consumer preferences more quickly than us due to their resources and scale. They may also be more successful in marketing and selling their products, better able to increase prices to reflect cost pressures and better able to increase their promotional activity, which may impact us and the entire pet food industry. Increased promotional activity may include increasing the size of packaging, which in turn has in the past reduced and may in the future reduce foot traffic at retailers and the number of opportunities we have to educate pet parents about the benefits of BLUE. In addition, these larger companies have entered the Wholesome Natural market segment and we expect them to continue to launch new Wholesome Natural brands, acquire existing Wholesome Natural brands, launch brand extensions or increase the promotion of existing Wholesome Natural brands and pet food products, all of which will increase our direct competition. We also compete with other companies who focus solely on manufacturing Wholesome Natural pet foods that may be smaller, more innovative and/or able to bring products to market faster and move more quickly to exploit and serve niche markets. If these competitive pressures cause our products to lose market share or experience margin erosion, our business, financial conditions and results of operations may be materially adversely affected.
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
We expect our Heartland facility to provide us with in-house dry food manufacturing for between 35% and 45% of our forecasted dry food production needs over the next several years. This facility, however, may not provide us with the anticipated benefits. Our Heartland facility is located in an area susceptible to tornadoes and other adverse weather conditions, and the damage or destruction of such facility due to fire or natural disasters, including tornadoes, power failures or disruptions or equipment breakdown, failure or substandard performance could severely affect our ability to operate it. Our Heartland facility and the manufacturing equipment we use to produce our products would be difficult or costly to replace or repair and may require substantial lead-time to do so. For example, if we were unable to use our Heartland facility, the use of any new facility would need to be approved by various federal and local planning, zoning and health agencies, including the U.S. Department of Agriculture, the Missouri Department of Health and the Missouri Department of Agriculture, and registered with the FDA, in addition to passing our internal quality assurance requirements which may take up to 18 months and would result in significant production delays. We also may not be able to find suitable alternatives with contract manufacturers on a timely basis and at a reasonable cost. In addition, we may in the future experience plant shutdowns or periods of reduced production as a result of regulatory issues, equipment failure or delays in deliveries. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. We have property and business disruption insurance coverage in place for our Heartland facility. However, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
We may not successfully complete and open our additional manufacturing facilities or our additional manufacturing facilities may not operate in accordance with our expectations.
We are in the process of expanding our internal manufacturing capacity under our previously announced $200 million multi-year capital investment program. We may experience substantial delays in the planning, construction and implementation of these additional manufacturing facilities. Any substantial delay in opening our additional facilities, registering these facilities with appropriate regulatory authorities or bringing these facilities up to full production on our schedule may hinder our ability to produce all of the product needed to meet orders and achieve our expected financial performance. Opening these facilities and bringing these facilities up to full production will require additional capital expenditures and the efforts and attention of our management and other personnel, which will divert resources from our existing business operations. If we miscalculate the resources or time we need to complete these projects or fail to implement the projects effectively, our business and operating results could be adversely affected. Even if these facilities begin operations according to our schedule, these facilities may not provide us with the benefits that we expect to receive. If these facilities do not provide us with the benefits we expect to receive, our business and operating results could be adversely affected.
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
If we continue to grow, we may not be able to manage our growth effectively.
Our net sales have grown from $917.8 million in 2014 to $1,027.4 million in 2015 to $1,149.8 million in 2016. Our historical rapid growth, and continued growth as a CPG company, has placed and, if continued, may continue to place significant demands on our management and our operational and financial resources. Our organizational structure may become more complex as we add additional staff, and we may require valuable resources to grow and continue to improve our operational, management and financial controls without undermining our strong corporate culture of entrepreneurship and collaboration that has been a strong contributor to our growth so far. If we are not able to manage our growth effectively, our business, financial condition and results of operations may be materially adversely affected.
Our market size estimate may prove to be inaccurate.
Data for pet food retail sales is collected for most, but not all channels, and as a result, it is difficult to estimate the size of the market and predict the rate at which the market for our products will grow, if at all. While our market size estimate was made in good faith, is within the range of a major independent third-party estimate of the U.S. pet food industry and is based on assumptions and estimates we believe to be reasonable, this estimate may not prove to be accurate.
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

•	seasonal reductions in business activity;

•	the credit risk of local customers and distributors;

•	general economic and political conditions;

•	any attempt by the Trump administration to withdraw from or materially modify the North American Free Trade Agreement (“NAFTA”) and certain other international trade agreements;

•	unexpected changes in legal, regulatory or tax requirements;

•	differences in culture and trends in foreign countries with respect to pets and pet care;

•	the difficulties associated with managing a large global organization;

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
We may face challenges growing our line of veterinary exclusive therapeutic products
We have launched, and are seeking to expand, our line of veterinary exclusive therapeutic products. This market segment is dominated by divisions of larger companies that have made substantial investments in their veterinary exclusive therapeutic products over many years and have developed close relationships with veterinarians and veterinary clinics. In addition, these companies have a significantly larger number of veterinary sales representatives, and may have greater financial resources than we do. Our expansion into the veterinary exclusive segment will require significant resources and the efforts and attention of our management and other personnel, which will divert resources from our existing business operations. As a result, we may not be able to successfully implement our veterinary exclusive therapeutic product growth strategy and may need to change our strategy. If we fail to implement this growth strategy or if we continue to invest resources in this strategy and it ultimately proves unsuccessful, our business, financial condition and results of operations may be materially adversely affected.
We may seek to grow our business through acquisitions of or investments in new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to manage acquisitions, investments or strategic alliances, or the failure to integrate them with our existing business, could have a material adverse effect on us.
From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, that may enhance our capabilities, expand our manufacturing network, add new brands to our portfolio, complement our current products or expand the breadth of our markets. Potential and completed acquisitions and investments and other strategic alliances involve numerous risks, including:

•	problems assimilating the purchased business, facilities, technologies or products;

•	issues maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with acquisitions, investments or strategic alliances;

•	diversion of management’s attention from our existing business;

•	adverse effects on existing business relationships with suppliers, contract manufacturers, retail partners and distribution customers;

•	increased complexity of running a broader portfolio of products, brands or facilities, which may conflict with our existing business

•	risks associated with entering new markets in which we have limited or no experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting compliance costs.
We do not know if we will be able to identify acquisitions or strategic relationships we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms or at all, or whether we will be able to successfully integrate any acquired business, facilities, technologies or products into our business or retain any key personnel, suppliers or customers. Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, facilities, technologies and products effectively, our business, results of operations and financial condition could be materially adversely affected.
Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.
As of December 31, 2016, we had a total of $383.1 million of indebtedness, consisting of amounts outstanding under our term loan facilities, and a total availability of $40.0 million under our revolving credit facility. Our indebtedness could have significant consequences, including:

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
Our trademarks such as “Blue Buffalo,” “LifeSource Bits,” “Life Protection Formula,” “BLUE Wilderness,” “BLUE Basics,” “BLUE Freedom,” “BLUE Naturally Fresh,” and “BLUE Natural Veterinary Diet” along with the BLUE shield logo, the Blue Buffalo figure logo and the tag line “Love them like family. Feed them like family.” are valuable assets that support our brand and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies and processes. Our non-disclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks, inventions and other proprietary information and patents in some foreign countries. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Further, third parties may also engage in litigation or similar activities to challenge the validity and scope of our intellectual property and proprietary rights. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition and results of operations may be materially adversely affected.
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
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our sales and marketing, accounting and financial and legal and compliance functions, engineering and product development tasks, research and development data, communications, supply chain, order entry and fulfillment and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks, ransomware and computer viruses. The failure of our information technology systems to perform as we anticipate or our failure to effectively implement new systems could disrupt our entire operation and could result in decreased sales, increased overhead costs, excess inventory and product shortages and a loss of important information. Further, to the extent that we may have customer or consumer information in our databases, any unauthorized disclosure of, or access to, such information could result in claims under data protection laws and regulations. If any of these risks materialize, our reputation and our ability to conduct our business may be materially adversely affected.
We are subject to extensive governmental regulation and we may incur material costs in order to comply with existing or future laws and regulation, and our failure to comply may result in enforcement, recalls and other adverse actions.

We are subject to a broad range of federal, state and local laws and regulations intended to protect public health, natural resources and the environment. See “Business-Government Regulation” . Our operations are subject to regulation by the Occupational Safety and Health Administration, the FDA, the Department of Agriculture, or USDA, and by various state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards.
Among other regulatory requirements, the FDA reviews the inclusion of specific claims in pet food labeling, such as claims regarding “hairball control” and “urinary tract health.” We currently produce pet food products, such as cat food with hairball management claims, which undergo FDA pre-market review. These products, as well as other of our products, such as those in our BLUE Natural Veterinary Diet line, provide all or most of the nutrients in support of an animal’s total daily nutrient needs but are also labeled and marketed with claims that may suggest that they are intended to treat or prevent disease, thereby potentially meeting the statutory definitions of both a food and a drug. The FDA recently issued guidance containing a list of specific factors it will consider in determining whether to initiate enforcement action against such products if they do not comply with the regulatory requirements applicable to drugs. These factors include, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. While we believe that we market our products in compliance with the policy articulated in FDA’s guidance and in other claim-specific guidance, the FDA may disagree or may classify some of our products differently than we do, and may impose more stringent regulations which could lead to alleged regulatory violations, enforcement actions and product recalls. For example, a manufacturer of animal drugs must comply with the FDA’s Good Manufacturing Practices, or GMPs, for the manufacture of pharmaceutical products and is subject to FDA inspection to confirm its compliance. In addition, we may produce more products that may be subject to FDA pre-market review, including new products we introduce to the Therapeutic market segment.
The FDA Food Safety Modernization Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of domestic and foreign food facilities and increased review of food products imported into the United States. In addition to periodic government agency inspections affecting our operations generally, our operations, which produce meat and poultry products, are subject to mandatory continuous on-site inspections by the USDA. The FSMA also mandates that the FDA adopt preventative controls to be implemented by pet food facilities in order to minimize or prevent hazards to food safety. Under the FSMA, the FDA finalized the Current Good Manufacturing Practice (CGMP), Hazard Analysis, and Risk-Based Preventive Controls for Food for Animals on September 17, 2015. The final rule has staggered compliance dates based on the business size. There are two components of the final rule with different compliance dates including CGMP requirements and the Preventive Controls. Blue Buffalo was required to be in compliance with the CGMP by September 2016 and will be required to be in compliance with the Preventive Controls by September 2017. The FDA has also finalized the Foreign Supplier Verification Program (FSVP) on November 27, 2015. The compliance date is July 2017. The third relevant regulation recently finalized is the Sanitary Transportation of Human and Animal Food. We believe we are in compliance with those regulations in effect and are prepared and expect to be in compliance with the remaining regulations as they come into force.
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
There is no single U.S. government regulated definition of the term “natural” for use in the pet food industry. On November 10, 2015, the FDA requested public comments on the use of the term “natural” in the labeling of human food products. Comments were due on or before May 10, 2016. It is unclear whether FDA will engage in rulemaking after the close of the comment period and, if so, whether any resulting regulation would impact the pet food industry.
Currently, many states in the United States have adopted the AAFCO definition of the term “natural” with respect to the pet food industry, which means no synthetic additives or synthetic processing except vitamins, minerals or certain trace nutrients, and only ingredients that are derived solely from plant, animal or mined sources. Certain groups and individuals have proposed requiring pet food labeling to disclose the presence or use of genetically modified organisms, or GMOs. We may incur material costs to comply with any new GMO-labeling requirements, and could be subject to liabilities if we fail to timely comply. If any of these changes materialize, our reputation, business, financial condition and results of operations may be materially adversely affected.
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
Together, Invus and The Bishop Family Limited Partnership constitute a “group” that controls a majority of the voting power of our outstanding common stock. Under NASDAQ rules a listed company of which more than 50% of the voting power for the election of directors is held by another person or group of persons acting together is a “controlled company” and such a company may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements (1) that a majority of the Board of Directors consist of independent directors, (2) to have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) to have director nominations be made, or recommended to the full Board of Directors, by independent directors or by a nominations committee that is composed entirely of independent directors and to adopt a written charter or board resolution addressing the nominations process. We have elected to be treated as a “controlled company.” Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
Invus controls us and its interests may conflict with yours in the future.
Invus beneficially owns approximately 44.5% of our common stock. Invus effectively controls us and will effectively be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws and other significant corporate transactions for so long as Invus and its affiliates retain significant ownership of us. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as Invus continues to own a significant amount of our combined voting power, Invus will continue to be able to strongly influence or effectively control our decisions and, so long as Invus and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, it will be able to appoint individuals to our Board of Directors under the amended and restated investor rights agreement we have entered into with Invus. The interests of Invus may not coincide with the interests of other holders of our common stock.
In the ordinary course of their business activities, Invus and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of Invus, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Invus also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, Invus may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.
We have incurred and will continue to incur increased costs, and are subject to additional regulations and requirements as a result of being a public company, and our management will be required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the Securities and Exchange Commission, or the SEC, and NASDAQ. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time-consuming and costly. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
The market price of shares or our common stock may be volatile, which could cause the value of your investment to decline.
The trading price of our common stock has been, and may continue to be, volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about our industry or individual scandals, and in response the market price of shares of our common stock could decrease significantly. You may be unable to resell your shares of common stock at or above the price you paid or at all.
In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish with each annual report on Form 10‑K, a report by management on the effectiveness of our internal control over financial reporting and our independent registered public accountants are required to attest to the effectiveness of our internal control over financial reporting, in each case pursuant to Section 404 of the Sarbanes-Oxley Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
The process of designing, implementing, maintaining and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NASDAQ, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
As of December 31, 2016, we had approximately 1,303 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2016, we have 5,230,642 shares reserved for issuance under the Amended and Restated 2012 Stock Purchase and Option Plan of Blue Buffalo Pet Products, Inc. (the “2012 Plan”) and 8,015,845 shares reserved for issuance under the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”).
. Any common stock that we issue, including under the 2012 Plan, the 2015 Plan or other equity incentive plans that we may adopt in the future, may result in additional dilution to you.
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, including sales by Invus, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Shares held by Invus and certain of our directors, officers and employees are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. In addition, pursuant to an investor rights agreement entered into on July 10, 2012 and amended and restated on January 21, 2015, we granted Invus the right, subject to certain conditions, to require us to register the sale of its shares of our common stock under the Securities Act.
If Invus exercises its registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
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

•
these provisions prohibit stockholder action by written consent from and after the date on which Invus, The Bishop Family Limited Partnership, or The Bishop Family Partnership, and their affiliates beneficially own, in the aggregate, less than 40% of our outstanding shares of common stock;

•
these provisions provide for the removal of directors only for cause and only upon affirmative vote of holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if Invus, The Bishop Family Partnership and their affiliates beneficially own, in the aggregate, less than 40% of our outstanding shares of common stock; and

•
these provisions require the amendment of certain provisions only by the affirmative vote of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if Invus, The Bishop Family Partnership and their affiliates beneficially own, in the aggregate, less than 40% of our outstanding shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth the location, size, use and lease expiration date of our key properties as of December 31, 2016. The majority of our properties are leased. The leases expire at various times through 2027, subject to renewal options.

Location	Approximate Square Footage	Principal Use	Owned or Leased
Joplin, Missouri	200,000	Manufacturing	Leased, expires December 2027
	215,000	Distribution/warehousing/office	Owned
Monroe, Ohio	390,000	Distribution/warehousing	Leased; expires December 2018
Bellevue, Nebraska	210,000	Distribution/warehousing	Leased; expires May 2025
Wilton, Connecticut	41,000	Corporate headquarters	Leased; expires June 2021
Phoenix, Arizona	8,600	Sales office	Leased; expires December 2018
ITEM 3. LEGAL PROCEEDINGS
We are from time to time subject to, and are presently involved in, litigation and other proceedings. Other than the litigation and related class action lawsuits described below, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.
Nestlé Purina and Related Litigations
On May 6, 2014, Nestlé Purina Petcare Company (“Nestlé Purina”) filed a lawsuit against us in the United States District Court for the Eastern District of Missouri, which alleged that we had engaged in false advertising, commercial disparagement, unfair competition, and unjust enrichment (the “Nestlé Purina litigation”). Nestlé Purina asserted, among other things, that, contrary to our advertising and labeling claims, certain BLUE products contained chicken or poultry by-product meals, artificial preservatives and/or corn and that certain products in the BLUE grain-free lines contained grains. Nestlé Purina sought an injunction prohibiting us from making these alleged false and misleading statements, as well as treble damages, restitution and disgorgement of our profits, among other things. In addition, Nestlé Purina issued press releases and made other public announcements, including advertising and promotional communications through emails and internet and social media websites that made claims similar to those contained in their lawsuit. Nestlé Purina sought a declaratory judgment that these statements were true and did not constitute defamation.
On May 14, 2014, we filed a lawsuit against Nestlé Purina in the United States District Court for the Eastern District of Missouri, which alleged that Nestlé Purina has engaged in false advertising, unfair competition, unjust enrichment, and defamation. We alleged, among other things, that the statements made by Nestlé Purina advertising the allegations of their lawsuit were false and misleading, and we denied that our product formulas contain chicken or poultry by-product meals, artificial preservatives or corn and we denied that any of our grain-free products contain grains. Our complaint in this lawsuit sought, among other things, a preliminary and permanent injunction prohibiting Nestlé Purina from disseminating such false information, as well as damages (including punitive damages), restitution and disgorgement of all profits attributable to their false and deceptive advertising. On June 4, 2014, this lawsuit was consolidated with the Nestlé Purina lawsuit. We later amended our pleading to name as additional defendants the two advertising and public relations agencies that assisted Nestlé Purina with its advertising campaign.
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
On October 15, 2014, we initiated a separate false advertising lawsuit against Nestlé Purina in state court in Connecticut. Nestlé Purina subsequently removed the case to the United States District Court for the District of Connecticut, and the Connecticut District Court then granted Nestlé Purina’s motion to transfer this matter to the same court where Nestlé Purina’s lawsuit against us was pending. Our complaint sought an injunction prohibiting Nestlé Purina from continuing these false and misleading advertisements, as well as damages and disgorgement of profits, among other things. On July 31, 2015, Nestlé Purina filed an amended answer in this case that also asserted counterclaims against us.
On November 2, 2016, we entered into a settlement agreement with Nestlé Purina pursuant to which we paid Nestlé Purina $32.0 million, each party dismissed all of its claims and counterclaims against the other with prejudice, and we dismissed, with prejudice, our claims against Nestlé Purina’s advertising and public relations agencies (the “Nestlé Purina Settlement”). We plan to continue to pursue our claims against the third party ingredient supplier and broker that sold us mislabeled ingredients, as well as against our insurance providers as further described below. However, we may not be able to fully recover from such supplier or broker, or from our insurance providers, the full amount paid in the Nestlé Purina Settlement or other damages incurred in connection with our litigation with Nestlé Purina.
In addition, a number of related putative consumer class action lawsuits were filed in various states in the U.S. making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. We also brought damages and indemnity claims against our former ingredient supplier and broker with respect to these U.S. class action lawsuits. In December 2015, we entered into a settlement agreement with the plaintiffs to resolve all of the U.S. class action lawsuits (the “Class Action Settlement”). Under the terms of the Class Action Settlement, we agreed to pay $32.0 million into a settlement fund, and on January 8, 2016, we paid this $32.0 million into an escrow account pending final court approval. Attorneys’ fees awarded by the court and all costs of notice and claims administration will be paid from the settlement fund. The Class Action Settlement received final court approval on May 19, 2016, and has since been appealed to the United States Court of Appeals for the Eighth Circuit. The amount that each class member who submits a claim for reimbursement will receive will depend on the total amount of Blue Buffalo products purchased by the claimant during the class period and certain other conditions including whether the claimant has a proof of purchase. The Class Action Settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages. However, we may not be able to fully recover from such supplier or broker, or from our insurance providers the full amount of paid in the Class Action Settlement or other damages incurred in connection with the U.S. class action lawsuits.
In addition to the U.S. class actions, which are the subject of the Settlement, in February 2016, a putative class action was filed in the Ontario Superior Court of Justice in Ottawa, Ontario, seeking damages and injunctive relief based on allegations similar to those made in the U.S. class actions. We believe the claims are without merit and plan to vigorously defend ourselves.
On July 11, 2016, we filed a lawsuit in State of Connecticut Superior Court against Travelers Property and Casualty Company of America and The Travelers Indemnity Company of Connecticut (together, “Travelers”), which provided our primary and excess commercial general liability insurance coverage from February 2007 to February 2011 (collectively, the “Travelers Policies”), as well as the Hartford Fire Insurance Company, Hartford Underwriters Insurance Company, and Hartford Casualty Insurance Company (collectively, “Hartford”). Hartford has provided our primary and excess commercial general liability insurance coverage since February 2011 (collectively, the “Hartford Policies”). Our lawsuit alleges that Travelers and Hartford, among other things, (a) breached their duties under the Travelers Policies and the Hartford Policies, respectively, by failing to (i) pay all reasonable defense fees and costs in connection with the Nestlé Purina litigation, the U.S. class action lawsuits and the putative class action in Ontario; and (ii) indemnify us for the $32.0 million U.S. class action settlement; (b) breached their covenants of good faith and fair dealing owed to us and acted in bad faith; and (c) violated the Connecticut Unfair Insurance Practices Act and the Connecticut Unfair Trade Practices Act. Our lawsuit also seeks declaratory judgment that we are entitled under the Travelers Policies and Hartford Policies to (x) a full defense, including payment of all reasonable and necessary defense fees and costs, in the Nestlé Purina litigation and the putative class action in Ontario; (y) coverage for the legal fees and costs incurred in our prosecution of any of our third party claims against the ingredient supplier and broker that sold us mislabeled “chicken meal” or “turkey meal” ingredients; and (z) full indemnity against (i) the settlement in the Nestlé Purina litigation, (ii) any settlement or judgment in the putative class action in Ontario and (iii) the $32.0 million settlement in the U.S. class action lawsuits. On November 28, 2016, Hartford and Travelers each filed a motion to strike certain of our claims. We have opposed those motions.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed and traded on the NASDAQ Stock Market LLC (the “NASDAQ”) under the symbol “BUFF” since July 22, 2015. Prior to that date, there was no public trading market for our common stock.

The following table sets forth the high and low sale prices per share of our common stock on the NASDAQ for the periods indicated:

	Market Price
Fiscal Year Ended December 31, 2016	High	Low

Fourth Quarter	$26.03	$21.60
Third Quarter	27.50	23.16
Second Quarter	27.37	22.50
First Quarter	25.98	15.19

Fiscal Year Ended December 31, 2015

Fourth Quarter	$20.96	$16.22
Third Quarter (from July 22, 2015)	28.80	17.61

Holders
The number of holders of record of our common stock at February 27, 2017 was 81. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on the Company’s common stock with that of the S&P 500, the S&P 500 Consumer Staples, and the S&P MidCap 400. The period shown commences on July 22, 2015 and ends on December 31, 2016, the end of our last fiscal year. The graph assumes $100 was invested at the close of market on July 22, 2015 in the Company's common stock, the S&P 500, S&P 500 Consumer Staples, and the S&P MidCap 400, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of the Company's common stock. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

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
None.
Issuer Purchases of Equity Securities
None.

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

	Fiscal Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except share and per share amounts)
Statements of Income Data:
Net sales	$1,149,778	$1,027,447	$917,760	$719,509	$522,999
Operating income	220,922	160,115	179,003	158,626	118,410
Interest expense	14,619	15,091	13,887	20,640	10,209
Loss on extinguishment of debt	—	—	—	15,918	—
Income before income taxes	206,808	145,318	165,289	122,193	108,353
Provision for income taxes	76,567	55,930	63,358	43,957	42,853
Net income	$130,241	$89,388	$101,931	$78,236	$65,500

Basic income per common share	$0.66	$0.46	$0.52	$0.40	$0.34
Diluted income per common share	$0.65	$0.45	$0.52	$0.40	$0.33
Dividends declared and paid per common share	$—	$—	$—	$—	$2.05
Basic weighted average shares	196,363,084	195,933,800	195,735,309	195,619,943	195,298,147
Diluted weighted average shares	199,348,707	198,047,453	197,852,932	196,559,084	195,707,975

Balance Sheet Data (end of period):
Cash and cash equivalents	$292,656	$224,253	$95,788	$42,874	$45,770
Working capital (1)	386,346	286,483	202,243	114,622	87,148
Property, plant, and equipment, net	162,232	115,160	113,863	85,830	23,778
Total assets (2)	650,350	512,546	383,167	254,797	160,518
Total debt, including current maturities	383,137	387,097	391,057	395,017	392,395
Stockholders' equity (deficit)	146,338	9,281	(87,297)	(191,085)	(270,868)

Other Data:
Adjusted net income (3)	$156,763	$122,477	$106,569	$88,930	$65,500
Adjusted basic net income per common share (3)	$0.80	$0.63	$0.54	$0.45	$0.34
Adjusted diluted net income per common share (3)	$0.79	$0.62	$0.54	$0.45	$0.33
EBITDA (4)	230,122	168,285	183,863	143,994	119,617
Adjusted EBITDA (4)	275,577	221,689	193,189	162,442	119,983
Depreciation and amortization	9,200	8,170	4,860	1,286	1,207
Capital expenditures	56,345	9,556	32,948	63,507	22,787

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
(3)
Adjusted net income represents net income plus loss on extinguishment of debt, public offering preparation costs, litigation expenses, and an unusual, non-recurring or one-time item (provision for legal settlement), net of tax. We present adjusted net income because our management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties, in evaluating the performance of companies in our industry. We also believe adjusted net income is useful to management and investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. Adjusted net income is not a measurement of financial performance under GAAP. It should not be considered an alternative to net income as a measure of our operating performance or any other measure of performance derived in accordance with GAAP. In addition, adjusted net income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted net income has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of adjusted net income is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.
Adjusted basic net income per common share is defined as adjusted net income divided by basic weighted average shares. Adjusted diluted net income per common share is defined as adjusted net income divided by diluted weighted average shares.

The following table provides a reconciliation of net income to adjusted net income:

	Fiscal Year Ended December 31, 2016
(dollars in thousands)	Pre-Tax	Tax Impact	After-Tax

Net income	$206,808	$76,567	$130,241
Public offering preparation costs (3a)	2,132	—	2,132
Litigation expenses (3b)	6,714	(2,484)	4,230
Litigation provision (3c)	32,000	(11,840)	20,160
Adjusted net income	$247,654	$(14,324)	$156,763

	Fiscal Year Ended December 31, 2015
(dollars in thousands)	Pre-Tax	Tax Impact	After-Tax

Net income	$145,318	$55,930	$89,388
Public offering preparation costs (3a)	8,513	(1,508)	7,005
Litigation expenses (3b)	10,071	(3,827)	6,244
Litigation provision (3c)	32,000	(12,160)	19,840
Adjusted net income	$195,902	$(17,495)	$122,477

	Fiscal Year Ended December 31, 2014
(dollars in thousands)	Pre-Tax	Tax Impact	After-Tax

Net income	$165,289	$63,358	$101,931
Public offering preparation costs (3a)	2,886	(1,109)	1,777
Litigation expenses (3b)	4,621	(1,760)	2,861
Adjusted net income	$172,796	$(2,869)	$106,569

	Fiscal Year Ended December 31, 2013
(dollars in thousands)	Pre-Tax	Tax Impact	After-Tax

Net income	$122,193	$43,957	$78,236
Loss on extinguishment of debt (3d)	15,918	(5,921)	9,997
Public offering preparation costs (3a)	1,110	(413)	697
Adjusted net income	$139,221	$(6,334)	$88,930

(3a)	Represents costs incurred in preparing for our public offerings and common stock issued to our employees.
(3b)	Represents costs primarily related to the litigation with Nestlé Purina.
(3c)
Represents provision related to the settlement agreements entered into in November 2016 and December 2015, respectively for our U.S. consumer class action and Nestlé Purina lawsuits. See Note 14 to our consolidated financial statements.

(3d)	Represents the loss on extinguishment of debt associated with the repricing of our senior secured credit facilities in December 2013.

(4)
EBITDA represents net income plus interest expense, less interest income and plus provision for income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on extinguishment of debt, public offering preparation costs, litigation expenses, stock-based compensation and an unusual, non-recurring or one-time item (provision for legal settlements).
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

The following table provides a reconciliation of net income to adjusted EBITDA:

	Fiscal Year Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012

Net income	130,241	$89,388	$101,931	$78,236	$65,500
Interest expense	14,619	15,091	13,887	20,640	10,209
Interest income	(505)	(294)	(173)	(125)	(152)
Provision for income taxes	76,567	55,930	63,358	43,957	42,853
Depreciation and amortization	9,200	8,170	4,860	1,286	1,207
EBITDA	$230,122	$168,285	$183,863	$143,994	$119,617
Loss on extinguishment of debt (4a)	—	—	—	15,918	—
Public offering preparation costs (4b)	2,132	8,513	2,886	1,110	—
Litigation expenses (4c)	6,714	10,071	4,621	—	—
Provision for legal settlements (4d)	32,000	32,000	—	—	—
Stock-based compensation (4e)	4,609	2,820	1,819	1,420	366
Adjusted EBITDA	$275,577	$221,689	$193,189	$162,442	$119,983

(4a)	Represents the loss on extinguishment of debt associated with the repricing of our senior secured credit facilities in December 2013. See Note 5 to our audited consolidated financial statements.
(4b)	Represents costs incurred in preparing for our public offerings and common stock issued to our employees.
(4c)	Represents costs primarily related to the litigation with Nestlé Purina.
(4d)
Represents provisions related to the settlement agreements entered into in December 2015 and November 2016 for our U.S. consumer class action and Nestlé Purina lawsuits. See Note 14 to our consolidated financial statements.

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

Overview

We are the fastest growing major pet food company in the United States, selling dog and cat food made with whole meats, fruits and vegetables, and other high-quality, natural ingredients. BLUE is a billion dollar brand and is the #1 brand in the Wholesome Natural market segment. We develop, produce, market, and sell pet food under our five product lines: BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, and BLUE Natural Veterinary Diet lines. Each of our major product lines of pet food include different product types for dogs and cats, such as dry food, wet food, and treats. We also produce and sell cat litter under the BLUE Naturally Fresh line. While we have only one reporting segment, for purposes of discussing our net sales we categorize our products as (1) Dry Foods or (2) Wet Foods, Treats, and Other Products. Dry Foods contributed approximately 81% of our net sales for each of 2016 and 2015, with the remaining 19% attributable to Wet Foods, Treats and Other Products.

We sell our products in the specialty channels, either directly to retailers or through distributors. The specialty channels include national pet superstore chains, regional pet store chains, neighborhood pet stores, veterinary clinics and hospitals, farm and feed stores, eCommerce retailers, military outlets and hardware stores. BLUE is sold across all types of specialty retailers in the United States, Canada, Mexico, and Japan although our sales in the veterinary channel are currently minimal. Our products were first sold in national pet superstores and a significant majority of our net sales is still generated from national pet superstores, PetSmart and Petco, which are our top two customers. Over the last three years, we have diversified our customer base, with 63% of our net sales generated from national pet superstores in 2016 as compared to 73% in 2014. We expect our net sales to accounts outside of national pet superstores, including eCommerce, to continue to grow faster and our net sales from national pet superstores as a percentage continue to decrease.

Our products are manufactured in the United States through a hybrid network of owned and contracted manufacturing facilities and distributed from owned and contracted distribution centers. In September 2014, we commenced manufacturing operations at our Heartland facility in Joplin, Missouri. Our Heartland facility is expected to provide us with thirty-five to forty-five percent of our forecasted dry food production needs over the next several years. We have also commenced plans to expand our internal manufacturing capabilities to provide additional production capacity in the future.

The primary market for our products is the United States, which represented approximately 96% of our net sales for 2016, 2015 and 2014, with the remaining 4%, respectively, for each of those periods attributable primarily to our operations in Canada, where we also market and sell our products. In 2016,

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

we also had minimal net sales in Mexico, Japan and our veterinary channel. As part of our growth strategies, we intend to continue to expand our international operations to select markets.

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

•
despite experiencing significant growth over the past 10 years, national pet superstores recently have been experiencing reduced foot traffic and increased competition from other channels including eCommerce;

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

We offer a variety of trade promotions and incentives to our customers and consumers, such as temporary price reductions, cooperative advertising programs, in-store displays and coupons. These trade

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

promotions and incentives are accounted for as a reduction of our net sales. Our net sales are periodically influenced by the timing, extent and amount of such trade promotions and incentives.

Over the past three year period, our net sales growth has been driven, in part, by our growth in net sales in national pet superstores. In addition, the following trends have also helped to drive our growth in net sales over the past three years and we expect these trends to drive our growth in net sales in the near future:

•
our increased availability to a greater proportion of pet parents as we have expanded our distribution to other retailers in the specialty channels including farm and feed stores and eCommerce retailers;

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

These factors have powered our growth at a faster rate than the overall pet food industry. Over the past three years, our net sales have increased at a CAGR of 17% as compared to the overall pet food industry which has increased at a CAGR of 3%, according to Euromonitor. While we expect these trends to continue to drive our growth for the near future, we believe that our growth rate will decline in the future as our scale increases.

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

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

We negotiate pricing and availability directly with suppliers for most ingredients in our dry foods. We also negotiate for raw materials used at our Heartland facility as well as for contract manufacturers. Our contract manufacturers then purchase these ingredients from suppliers approved by us based on the specifications and terms we negotiate. This has allowed us to consolidate ingredient sourcing across our manufacturing network in order to negotiate more favorable pricing on ingredients for dry foods, which make up the majority of our product portfolio. For wet foods and treats, our contract manufacturers negotiate directly with suppliers approved by us and purchase ingredients directly based on our specifications. We have entered into contracts relating to the physical purchase of the majority of the main ingredients, including our meats and meals, grains, fruit, vegetables, starches and fibers. These contracts are focused primarily on ensuring availability, quality and price predictability. Depending on the nature of the ingredients, some contracts are fixed in price while others have a variable component based on a pricing formula. The length of the contracts is fixed for a period of time, typically up to a year or for a season and/or a crop year. We have increased the percentage of ingredients contracted for our dry foods from approximately 30% of our forward twelve-month needs in 2009 to approximately 90% in 2016. In 2017, under our Commodity Price Risk Management Policy we expect to contract approximately 90% of our ingredients for our forward twelve-month needs, as well as enter into fixed price and/or fixed quantity contracts for a pre-determined amount of our ingredients to reduce short-term price volatility in certain commodities. Although we do not currently engage in hedging activities, we may adopt certain hedging strategies in the future consistent with our Commodity Price Risk Management Policy. We believe these efforts will help ensure the availability and quality of our ingredients and help mitigate the impact of volatile and increasing commodity costs on our business.

We have also invested and plan to continue to invest in equipment to be used by certain of our contract manufacturers to increase volume capacity where needed, improve efficiency and improve product quality. We have a hybrid network of owned and contracted manufacturing facilities. We believe this hybrid network will provide us with enhanced margin opportunities and greater flexibility in our supply chain. In the near term, these manufacturing efficiencies will give us an opportunity to reinvest in growth initiatives, including the flexibility to respond to competitive activity. We have also commenced plans to expand our internal manufacturing capabilities to provide additional production capacity in the future and further manufacturing efficiencies.

Over the past three years, despite volatility in commodity prices and start-up costs associated with our Heartland facility in 2014, we have managed our gross margin through a combination of increased prices to offset commodity cost inflation, changes in our product mix, productivity improvements, purchasing efficiencies and cost reductions in our supply chain. Historically, we have been able to pass along commodity cost increases to our customers through annual or semiannual price increases. When evaluating pricing, we consider many factors including cost of sales increases, competitive pricing strategy and the price-value equation to our consumers. In 2016, we raised prices on selected items to offset certain commodity cost increases. This resulted in a blended price increase of approximately 2% which we believe did not materially impact our sales volumes.

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses

Our selling, general and administrative expenses primarily consist of advertising and marketing expenses, salaries and other payroll-related expenses, stock-based compensation, legal and professional fees, consulting expenses, travel expenses, depreciation and research and development costs. Selling, general and administrative expenses as a percentage of net sales has increased from 20.5% in 2014 to 22.9% in 2016, primarily driven by increased investments in advertising to support new product releases and drive greater brand awareness, investments in our strategic initiatives, and investments in our corporate infrastructure to support our large scale and growth.

In the future, we expect our selling, general and administrative expenses to grow at a slower rate than our net sales growth as we leverage our past investments. In the near term, we intend to reinvest operating efficiencies to fund our growth initiatives.

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table presents selected statement of income data expressed as a percentage of net sales:

	Fiscal Year Ended December 31,			% of Net Sales
(dollars in thousands)	2016	2015	2014	2016	2015	2014

Net sales	$1,149,778	$1,027,447	$917,760	100.0%	100.0%	100.0%
Cost of sales	634,095	608,616	550,893	55.1%	59.2%	60.0%
Gross profit	515,683	418,831	366,867	44.9%	40.8%	40.0%
Selling, general, and administrative expenses	262,761	226,716	187,864	22.9%	22.1%	20.5%
Provision for legal settlement	32,000	32,000	—	2.8%	3.1%	—%
Operating income	220,922	160,115	179,003	19.2%	15.6%	19.5%
Interest expense	14,619	15,091	13,887	1.3%	1.5%	1.5%
Interest income	(505)	(294)	(173)	—%	—%	—%
Income before income taxes	206,808	145,318	165,289	18.0%	14.1%	18.0%
Provision for income taxes	76,567	55,930	63,358	6.7%	5.4%	6.9%
Net income	$130,241	$89,388	$101,931	11.3%	8.7%	11.1%
Basic net income per common share	$0.66	$0.46	$0.52
Diluted net income per common share	$0.65	$0.45	$0.52

Year Ended December 31, 2016 Compared With Year Ended December 31, 2015

Net Sales
Net sales increased $122.3 million, or 11.9%, to $1,149.8 million for the year ended December 31, 2016, compared to $1,027.4 million for the year ended December 31, 2015. Volume growth accounted for 8.9 percentage points of the increase in net sales, favorable net pricing of 1.7 percentage points, and a favorable product mix contributed 1.3 percentage points.

Net sales of Dry Foods increased $94.8 million, or 11.4%, to $928.9 million for the year ended December 31, 2016, compared to $834.1 million for the year ended December 31, 2015. Volume growth accounted for 9.2 percentage points of the increase in net sales of Dry Foods, favorable net pricing contributed 1.4 percentage points, and favorable product mix contributed 0.8 percentage point of growth. The strong performance of our BLUE Wilderness, BLUE Life Protection Formula, and BLUE Freedom lines drove the growth in net sales of Dry Foods. The increase in net pricing was primarily driven by pricing actions taken on selected items during the first quarter of 2016.

Net Sales of Wet Foods, Treats and Other Products increased $27.5 million, or 14.2%, to $220.9 million for the year ended December 31, 2016, compared to $193.4 million for the year ended December 31, 2015. Volume growth accounted for 7.3 percentage points of the increase in net sales of Wet Foods, Treats and Other Products, favorable net pricing contributed 3.5 percentage points, and favorable product mix contributed 3.4 percentage point of growth. The strong performance of our BLUE Wilderness and BLUE Life Protection Formula lines drove the growth in net sales of Wet Foods, Treats and Other

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Products. The increase in net pricing was primarily driven by pricing actions taken on selected items during the first quarter of 2016.

Gross Profit
Gross profit increased $96.9 million, or 23.1%, to $515.7 million for the year ended December 31, 2016, compared to $418.8 million for the year ended December 31, 2015, driven primarily by increased volume. Gross margin increased to 44.9% for the year ended December 31, 2016, from 40.8% for the year ended December 31, 2015, driven primarily by supply chain efficiencies including lower input costs and higher net price realization.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $262.8 million for the year ended December 31, 2016, an increase of $36.0 million, or 15.9%, from $226.7 million for the year ended December 31, 2015. The increase reflects $32.5 million of incremental expense related to ongoing investment in advertising and marketing ($17.7 million) consistent with our strategy to invest in our brand and product lines and investments made in strategic initiatives ($14.8 million).
Provision for Legal Settlement
Provision for legal settlement for the year ended December 31, 2016 was $32.0 million due to to the settlement agreement entered into on November 2, 2016 related to the Nestlé Purina lawsuit. The provision for legal settlement for the year ended December 31, 2015 related to our U.S. class action lawsuits. Both legal settlements are disclosed in Note 14 to our consolidated financial statements.
Interest Expense
Interest expense decreased $0.5 million, or 3.1%, to $14.6 million for the year ended December 31, 2016, compared to $15.1 million for the year ended December 31, 2015. The decrease was driven by a decrease in our effective interest rate for fiscal 2016 of 3.79% compared to 3.87% in the prior year.

Interest Income
Interest income increased $0.2 million, or 71.8%, to $0.5 million for the year ended December 31, 2016, compared to $0.3 million for the year ended December 31, 2015. This increase was driven by higher average cash on hand for 2016 as compared to 2015.

Provision for Income Taxes
Provision for income taxes increased $20.6 million, or 36.9%, to $76.6 million for the year ended December 31, 2016, compared to $55.9 million for the year ended December 31, 2015. Our effective tax rate was 37.0% for the year ended December 31, 2016 as compared to 38.5% for the year ended December 31, 2015. The decrease in the effective rate was due to non-deductible permanent differences primarily related to the close of our initial public offering in the prior year.

Net Income
As a result of the factors above, net income increased $40.9 million, or 45.7%, to $130.2 million for the year ended December 31, 2016, compared to $89.4 million for the year ended December 31, 2015.

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Net sales of Dry Foods increased $89.5 million, or 12.0%, to $834.1 million for the year ended December 31, 2015, compared to $744.6 million for the year ended December 31, 2014 driven primarily by volume growth. Volume growth was primarily driven by strong performance across each of our major product lines.

Net sales of Wet Foods, Treats and Other Products increased $20.2 million, 11.7%, to $193.4 million for the year ended December 31, 2015, compared to $173.2 million for the year ended December 31, 2014. Volume growth accounted for 9 percentage points of the increase in net sales of our Wet Foods, Treats and Other Products and favorable product mix contributed 3 percentage points. The strong performance of our BLUE Wilderness and BLUE Life Protection Formula lines drove the growth in net sales of Wet Foods, Treats and Other Products.
Gross Profit
Gross profit increased $52.0 million, or 14.2%, to $418.8 million for the year ended December 31, 2015, compared to $366.9 million for the year ended December 31, 2014, driven primarily by increased volume. Gross margin increased to 40.8% for the year ended December 31, 2015, from 40.0% for the year ended December 31, 2014, driven primarily by the benefit of the Heartland facility ramp-up in 2015
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $226.7 million for the year ended December 31, 2015, up $38.9 million, or 20.7%, from $187.9 million for the year ended December 31, 2014. The increase reflects:

•
$19.9 million of incremental expense related to ongoing investment in advertising and marketing ($7.7 million) consistent with our strategy to invest in our brand and product lines and investments made in strategic initiatives ($12.2 million); and

•	$11.1 million of incremental expense related to the initial public offering ($5.6 million) and the Nestlé Purina litigation ($5.5 million).

Provision for Legal Settlement

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Financial Condition, Liquidity, and Capital Resources

Overview
Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $40.0 million revolving credit facility to provide us with an additional source of liquidity but have not had to draw on our revolving credit facility. There were no borrowings outstanding under the revolving credit facility as of December 31, 2016 and 2015. As of December 31, 2016, our cash and cash equivalents were $292.7 million compared to cash and cash equivalents as of December 31, 2015 of $224.3 million. On August 8, 2012, we entered into a $350.0 million term loan facility and obtained an additional $50.0 million of term loans on December 6, 2012 through an incremental term loan facility. The aggregate gross proceeds of $400.0 million were used to pay dividends to our stockholders. As of December 31, 2016, we had outstanding indebtedness of $383.1 million under the term loan facilities. Pursuant to the terms of the term loan facilities, we are required to make quarterly payments of approximately $1.0 million, with the remaining balance of $373.2 million due on August 8, 2019, the maturity date of the term loan facilities.

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our primary cash needs are for capital expenditures and working capital. Capital expenditures typically vary depending on the timing of infrastructure-related investments. We plan to make capital expenditures of approximately $150.0 million to $170.0 million in 2017, which we expect to fund from cash generated from operations. We expect the majority of expenditures in 2017 will be used to fund strategic initiatives, including our multi-year program to expand our internal manufacturing capabilities.

Our primary working capital requirements are for product and product-related costs, the payment of payroll, rent and distribution costs, advertising and marketing expenditures and the costs related to the development and commercialization of new products. Fluctuations in working capital are primarily driven by fluctuations in accounts receivable. As of December 31, 2016, we had working capital of $386.3 million, compared to $286.5 million as of December 31, 2015.

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

Cash Flows

Cash Provided by Operating Activities
Net cash provided by operating activities was $127.2 million for the year ended December 31, 2016, compared to $138.2 million for the year ended December 31, 2015. The decreases in net cash provided by operating activities was primarily driven by $64.0 million of payments related to settlement agreements in our U.S. consumer class action and Nestlé Purina lawsuits and unfavorable changes in accounts receivable. The decrease in net cash provided by operating activities was partially offset by an increase in earnings over the prior comparative period.

Net cash provided by operating activities was $138.2 million for the year ended December 31, 2015, compared to $90.1 million for the year ended December 31, 2014. The increase in net cash provided by operating activities was driven by favorable changes in working capital, primarily driven by timing of inventory purchases due to the strategic build up of wet inventory due to co-packer constraints in 2014

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and favorable changes in accounts receivable over the comparative period, partially offset by a decrease in earnings.

Cash Used in Investing Activities
Net cash used in investing activities was $56.6 million for the year ended December 31, 2016, compared to $9.6 million for the year ended December 31, 2015. The increase in net cash used in investing activities was primarily driven by capital expenditures for investments made in our three-year program to expand our internal manufacturing capabilities.

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
Cash Used in Financing Activities
For the year ended December 31, 2016, net cash used in financing activities was $2.0 million, compared to $0.2 million for the year ended December 31, 2015. The increase in net cash used in financing activities was due to the effects of the early adoption of ASU 2016-09 in the third quarter of 2016 to recognize excess tax benefits from the exercise of stock options within operating activities only. This early adoption was applied prospectively to the statement of cash flows.

For the year ended December 31, 2015, net cash used in financing activities was $0.2 million, compared to $3.9 million for the year ended December 31, 2014. The decrease in net cash used in financing activities was due to proceeds received from the exercise of stock options and associated income tax benefit during 2015.

Description of Indebtedness

As of December 31, 2016, our senior secured credit facilities consisted of $383.1 million of outstanding term loans maturing on August 8, 2019 and an undrawn $40.0 million revolving credit facility (which includes borrowing capacity available for letters of credit and for short-term borrowings) maturing on August 8, 2017. Blue Buffalo Company, Ltd., a wholly-owned subsidiary of the Company, is the borrower under our senior secured credit facilities. As of December 31, 2016, the interest rate on the term loan facilities was 3.75%.

All obligations under our senior secured credit facilities are unconditionally guaranteed by Blue Pet Products, Inc., a wholly-owned subsidiary of the Company and the direct parent of the borrower, and, subject to certain exceptions, each of our material current and future U.S. wholly-owned restricted subsidiaries. All obligations under our senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of the following assets of the borrower and each guarantor, subject to certain exceptions:

•
a pledge of 100% of the capital stock of the borrower and 100% of the equity interests directly held by the borrower and each guarantor in any wholly-owned material subsidiary of the borrower or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

not include more than 65% of the voting stock of such non-U.S. subsidiary), subject to certain exceptions; and

•	a security interest in, and mortgages on, substantially all tangible and intangible assets of the borrower and each guarantor, subject to certain exceptions.

Our senior secured credit facilities contain a number of covenants that, among other things, restrict the ability of the borrower and its restricted subsidiaries to (subject to certain exceptions): incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase our capital stock; make investments, loans or advances; repay subordinated indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing its subordinated indebtedness; and change its lines of business. The credit agreement covenants also restrict the ability of Blue Pet Products, Inc. to engage in certain mergers or consolidations. The credit agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the credit agreement includes maintenance covenants that require compliance with certain secured leverage ratios. The availability of certain baskets and the ability to enter into certain transactions (including the ability of the borrower to pay dividends to the parent guarantor) may also be subject to compliance with such secured leverage ratios. The Company believes it was in compliance with its financial debt covenants in the credit agreement as of December 31, 2016.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt (1)	$383,137	$3,960	$379,177	$—	$—
Interest on debt (2)	37,087	14,357	22,730	—	—
Operating lease obligations	26,001	5,868	9,395	5,272	5,466
Capital lease obligations	161	58	103	—	—
Finished goods minimum purchase obligations (3)	32,991	18,170	14,821	—	—
Raw material purchase obligations	321,842	314,941	6,901	—	—
Total contractual obligations	$801,218	$357,353	$433,127	$5,272	$5,466

(1) Does not reflect any excess cash flow payments.
(2) Reflects interest expense calculated using the stated interest rate for the Term Loan of 3.75%.
(3) Reflects our estimate of the minimum co-manufacturer production commitments.
Off Balance Sheet Arrangements

During 2013, Heartland Pet Foods Manufacturing Inc., our wholly-owned subsidiary, or Heartland, and Jasper County, Missouri, or Jasper, entered into an agreement pursuant to which Jasper agreed to issue

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

up to an aggregate principal amount of $55 million of industrial revenue bonds to purchase manufacturing equipment from Heartland, which will then be leased back to Heartland. As Heartland will become the owner of the equipment at the end of the lease term, the lease meets the requirements of a capital lease and the equipment is recorded as property, plant, and equipment on our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreements with the proceeds due from the industrial revenue bonds. As of December 31, 2016 and 2015, Jasper had issued, and Heartland had purchased, $55 million of industrial revenue bonds and Jasper had purchased from, and leased back to, Heartland certain manufacturing equipment for a corresponding amount.

In August 2016, Heartland and the City of Joplin, Missouri, or Joplin, entered into agreements by which Joplin agreed to issue up to an aggregate principal amount of approximately $83.3 million of industrial revenue bonds to purchase from Heartland the land on which the current Heartland facility resides and the land on which the expansion of the Heartland facility will reside, and the associated buildings, structures, and fixtures, including the additional manufacturing equipment which will be included in the expansion of the Heartland facility (collectively, the “Property”), which will then be leased back to Heartland. As Heartland will become the owner of the Property at the end of the lease term, the lease meets the requirements of a capital lease and the equipment and land are recorded as property, plant and equipment our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreement with the amounts due under the industrial revenue bonds. As of December 31, 2016, Joplin had issued and Heartland had purchased approximately $10.8 million of industrial revenue bonds and Joplin had purchased from, and leased back to, Heartland certain Property for a corresponding amount.
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

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Stock-based Compensation

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Effective with our initial public offering, the Company bases its common stock value on quoted market prices. The expected volatility assumption is based on the combination of the Company's historical volatility and selected companies from its peer group. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The weighted-average expected term is determined with reference to historical exercise and post-vesting cancellation experience, and the vesting period and contractual term of the awards. Upon early adopting ASU 2016-09, the Company elected to change its accounting policy to record forfeitures as they occur rather than based on an estimate from historical experience and expected future activity.

New Accounting Standards
See Note 2 to the consolidated financial statements for information concerning new accounting standards and the impact of the implementation of these standards on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates and commodity price fluctuations. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our senior secured credit facilities is variable rate debt. Interest rate changes generally do not affect the market value of our senior secured credit facilities but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. At December 31, 2016, we had variable rate debt of approximately $383.1 million under our senior secured credit facilities. An increase of 1% would have increased our interest expense for the year ended December 31, 2016 by approximately $3.9 million.

Commodity Price Risk

We use raw materials that are subject to price volatility caused by supply conditions, weather, political and economic variables and other unpredictable factors. We purchase some of our raw materials in the open market. We manage our raw material exposures by entering into contracts for our dry food ingredients and through ongoing productivity initiatives. In 2017, under our Commodity Price Risk Management Policy, we expect to contract approximately 90% of our ingredients for our forward twelve-month needs, as well as enter into fixed price and/or fixed quantity contracts for a pre-determined amount of our ingredients to reduce short term price volatility in certain commodities. Although we do not currently engage in hedging activities, we may adopt certain hedging strategies in the future consistent with our Commodity Price Risk Management Policy. If commodity price changes result in unexpected increases in raw materials, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, net sales and operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blue Buffalo Pet Products, Inc.:
We have audited the accompanying consolidated balance sheets of Blue Buffalo Pet Products, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Buffalo Pet Products, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blue Buffalo Pet Products, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Stamford, Connecticut
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blue Buffalo Pet Products, Inc.:
We have audited Blue Buffalo Pet Products, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Blue Buffalo Pet Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Blue Buffalo Pet Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blue Buffalo Pet Products, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Stamford, Connecticut
March 1, 2017

Blue Buffalo Pet Products, Inc.
Consolidated Balance Sheets
(dollars in thousands, except for share data)

	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$292,656	$224,253
Receivables, net	115,446	80,103
Inventories	70,941	83,482
Prepaid expenses and other current assets	6,130	4,492
Total current assets	485,173	392,330

Restricted cash	781	473
Property, plant, and equipment, net	162,232	115,160
Deferred income taxes	1,311	3,907
Other assets	853	676
Total assets	$650,350	$512,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	35,238	31,428
Other current liabilities	59,629	70,459
Total current liabilities	98,827	105,847

Long-term debt	379,177	383,137
Deferred income taxes	12,660	3,268
Other long-term liabilities	13,348	11,013
Total liabilities	504,012	503,265

Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value; 150,000,000 shares authorized; none issued or outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, voting; $0.01 par value; 1,500,000,000 shares authorized; 196,524,010 and 196,216,596 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,965	1,962
Additional paid-in capital	71,420	64,899
Retained earnings (accumulated deficit)	72,692	(57,549)
Accumulated other comprehensive income (loss)	261	(31)
Total stockholders' equity	146,338	9,281
Total liabilities and stockholders' equity	$650,350	$512,546

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Consolidated Statements of Income
(dollars in thousands, except for share data)

	Year Ended December 31,
	2016	2015	2014

Net sales	$1,149,778	$1,027,447	$917,760
Cost of sales	634,095	608,616	550,893
Gross profit	515,683	418,831	366,867
Selling, general, and administrative expenses	262,761	226,716	187,864
Provision for legal settlement	32,000	32,000	—
Operating income	220,922	160,115	179,003
Interest expense	14,619	15,091	13,887
Interest income	(505)	(294)	(173)
Income before income taxes	206,808	145,318	165,289
Provision for income taxes	76,567	55,930	63,358
Net income	$130,241	$89,388	$101,931

Basic net income per common share	$0.66	$0.46	$0.52
Diluted net income per common share	$0.65	$0.45	$0.52
Basic weighted average shares	196,363,084	195,933,800	195,735,309
Diluted weighted average shares	199,348,746	198,047,453	197,852,932

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$130,241	$89,388	$101,931
Other comprehensive income (loss):
Foreign currency translation adjustment	292	(31)	—
Other comprehensive income (loss), before tax	292	(31)	—
Income tax expense on other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	292	(31)	—
Comprehensive income	$130,533	$89,357	$101,931

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands, except for share data)

	Common shares outstanding	Common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2013	195,720,894	$1,957	$55,826	$(248,868)	$—	$(191,085)
Exercise of stock options	22,260	—	37	—	—	37
Stock-based compensation expense	—	—	1,820	—	—	1,820
Net income	—	—	—	101,931	—	101,931
Balance at December 31, 2014	195,743,154	$1,957	$57,683	$(146,937)	$—	$(87,297)
Other comprehensive loss	—	—	—	—	(31)	(31)
Exercise of stock options	396,010	5	2,246	—	—	2,251
Income tax benefit from exercise of stock options	—	—	1,536	—	—	1,536
Issuance of restricted stock	46,750	—	935	—	—	935
Issuance of common stock	30,682	—	614	—	—	614
Stock-based compensation expense	—	—	1,885	—	—	1,885
Net income	—	—	—	89,388	—	89,388
Balance at December 31, 2015	196,216,596	$1,962	$64,899	$(57,549)	$(31)	$9,281
Other comprehensive loss	—	—	—	—	292	292
Exercise of stock options	275,543	3	1,912	—	—	1,915
Issuance of restricted stock awards	31,871	—	814	—	—	814
Stock-based compensation expense	—	—	3,795	—	—	3,795
Net income	—	—	—	130,241	—	130,241
Balance at December 31, 2016	196,524,010	$1,965	$71,420	$72,692	$261	$146,338

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$130,241	$89,388	$101,931
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	9,200	8,170	4,860
Amortization of debt issuance costs	122	122	122
Stock-based compensation	4,609	3,434	1,820
Deferred compensation	—	19	115
Loss on disposal of fixed assets	49	89	55
Deferred income taxes	11,988	(12,071)	14,835
Income tax benefit from exercise of stock options	—	(1,536)	—
Provision for class action legal settlement	—	32,000	—
Payment for class action legal settlement	(32,000)	—	—
Effect of changes in operating assets and liabilities:
Receivables	(35,509)	(1,487)	(26,245)
Inventories	12,493	5,140	(20,746)
Prepaid expenses and other assets	(2,109)	(1,189)	(1,917)
Accounts payable	4,563	(1,733)	9,910
Other liabilities	23,596	17,873	5,395
Net cash provided by operating activities	127,243	138,219	90,135

Cash flows from investing activities:
Capital expenditures	(56,345)	(9,556)	(32,948)
Restricted cash	(308)	—	(350)
Proceeds from the sale of fixed assets	15	—	—
Net cash used in investing activities	(56,638)	(9,556)	(33,298)

Cash flows from financing activities:
Principal payments on long-term debt	(3,960)	(3,960)	(3,960)
Income tax benefit from exercise of stock options	—	1,536	—
Proceeds from exercise of stock options	1,915	2,251	37
Net cash used in financing activities	(2,045)	(173)	(3,923)

Effect of exchange rate changes on cash and cash equivalents	(157)	(25)	—
Net increase in cash and cash equivalents	68,403	128,465	52,914
Cash and cash equivalents at beginning of period	224,253	95,788	42,874
Cash and cash equivalents at end of period	$292,656	$224,253	$95,788

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements

Note 1 – The Company

Blue Buffalo Pet Products, Inc. (“BBPP”, and together with its subsidiaries, the “Company,” “we,” “us,” “its,” and “our”) was incorporated in the state of Delaware in July 2012 and conducts its business exclusively through its wholly-owned operating subsidiary, Blue Buffalo Company, Ltd. (“Blue”) (formerly The Blue Buffalo Company, LLC) and its subsidiaries. Blue was formed in August 2002, and is the parent company of five wholly-owned subsidiaries: Great Plains Leasing, LLC, Heartland Pet Food Manufacturing Holding, LLC, Sierra Pet Products, LLC, Blue Buffalo Pet Products Canada, Ltd., and Blue Buffalo Japan Kabushiki Kaisha. Additionally, Blue Buffalo Import Mexico, S. de R.L. de C.V., Blue Buffalo Mexico, S. de R.L. de C.V., Heartland Pet Food Manufacturing, Inc. and Heartland Pet Food Manufacturing Indiana, LLC are indirect wholly-owned subsidiaries of BBPP. BBPP and its subsidiaries develop, produce, market, and sell pet food under the BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, and BLUE Natural Veterinary Diet lines. Our products are produced domestically at our Heartland facility and through contract manufacturers for distribution to retailers in specialty channels throughout the United States of America, Canada, Japan, and Mexico.

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

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements

Secondary Offerings
In July 2016 and September 2016, BBPP completed two secondary offerings of shares of its common stock. Certain existing stockholders of BBPP sold 17,250,000 and 14,300,000 shares of common stock, respectively, in the July and September secondary offerings.
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
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consist of both interest and non-interest bearing accounts. At December 31, 2016, we had five accounts in excess of the federal deposit insurance limit.
Receivables
Trade receivables consist of uncollateralized, non-interest bearing customer obligations due under normal trade terms. Other receivables consist primarily of reimbursable amounts due from co-manufacturers for packaging of $3.8 million and $3.5 million and income tax receivables of $0.5 million and $9.5 million at December 31, 2016 and 2015, respectively. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Past due balances are reviewed individually for collectability. As of December 31, 2016, the allowance for

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

doubtful accounts was $0.4 million. As of December 31, 2015, there was no allowance for doubtful accounts.
Receivables consisted of the following at December 31:

(dollars in thousands)	2016	2015
Trade receivables, net	$110,873	$66,648
Other receivables	4,573	13,455
Total	$115,446	$80,103

We are exposed to concentration of credit risk by our customers. Approximately 77% of gross trade accounts receivable at December 31, 2016 and December 31, 2015 were from our three largest customers. In 2016 and 2015, two customers accounted for 10% or more of our consolidated net sales. Sales to these customers represented 41% and 22% for the year ended December 31, 2016, 46% and 24% of net sales for the year ended December 31, 2015, and 49% and 24% of net sales for the year ended December 31, 2014.
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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recognized on a straight-line basis over the estimated useful life of the assets as follows: computer equipment over 3 years, computer software over 5 years, furniture and fixtures over 10 years, machinery and equipment from 7 to 15 years, and buildings, building improvements and land improvements over 40 years. Computer software consists primarily of third-party software acquired and developed for internal use and is accounted for in accordance with accounting guidance on internal use software. Leasehold improvements and fixed assets purchased under capital leases are amortized over the lesser of the asset life or related lease term. When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets and the related accumulated depreciation, and any resulting profit or loss is credited or charged to operations.

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

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

and in assessing performance. Utilizing these criteria, we manage our business on the basis of one reportable operating segment.

Net sales in the United States (“US”) for 2016, 2015, and 2014, were $1,109.3 million, $990.5 million, and $881.9 million, respectively. Net sales outside the US for 2016, 2015, and 2014, denominated in US dollars, were $40.5 million, $36.9 million, and $35.9 million, respectively. Substantially all of our long-lived assets are located in the United States.

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

Vendor Concentration
We are exposed to concentration of supplier risk with our vendors. While the Company purchases products from many different manufacturers and suppliers, approximately 41%, 44%, and 68%, of the Company’s cost of sales in 2016, 2015, and 2014, respectively, were derived from products purchased from the Company’s five largest manufacturers.

Advertising
Advertising costs, including production costs of television, print, and other advertisements, are expensed as incurred, shown or distributed. Advertising costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of income and amounted to $101.2 million, $83.6 million, and $81.1 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

Research and Development
We engage in a variety of research and development activities principally to develop new products and improve the quality of existing products. Research and development costs are expensed as incurred. Research and development costs were $9.8 million, $9.5 million, and $7.6 million for the years ended

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015, and 2014, respectively, and are reported within selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Supplemental Cash Flow Information
Interest paid in cash approximated $15.0 million, $15.0 million, and $15.7 million, for the years ended December 31, 2016, 2015, and 2014, respectively. Income taxes paid in cash approximated $54.5 million, $54.9 million, and $60.4 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

Recently Adopted Accounting Standards
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

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

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
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The Company elected to early adopt ASU No. 2015-17 during the fourth quarter of fiscal 2015. The new standard was applied retrospectively and the effects of the changes on the prior period are quantified and disclosed in “Note 7 - Income Taxes.”
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. In 2015, the FASB issued a deferral of the effective date of the standard to the first quarter of 2018, with early adoption in Fiscal 2017 permitted. In 2016, FASB issued final amendments clarifying the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for intellectual property licenses. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and assessing the impact on its financial statements. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. It has not yet been determined if the full retrospective or the modified retrospective method will be applied.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability of organizations by requiring lease assets and lease liabilities to be recognized on the balance sheet and disclosing key information about lease arrangements. The new guidance will continue to classify leases

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The standard is effective for the Company beginning January 1, 2019, with early application permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory", which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently in the process of evaluating the impact of this new standard on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 is effective for our fiscal year beginning November 1, 2018. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material effect on its consolidated financial statements.
Note 3 – Inventories

Inventories consisted of the following at December 31:

(dollars in thousands)	2016	2015
Finished goods	$67,187	$76,987
Work in process	286	352
Raw materials	2,346	2,583
Packaging and supplies	1,122	3,560
Total	$70,941	$83,482

Note 4 – Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31:

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)	2016	2015
Buildings	59,314	59,315
Machinery and equipment	49,079	47,234
Computer software	14,849	11,641
Computer equipment	4,599	4,055
Furniture and fixtures	1,772	1,585
Leasehold improvements	1,477	1,413
Land improvements	493	493
Land	401	346
Buildings improvements	189	86
Construction in progress	53,891	3,673
	186,064	129,841
Accumulated depreciation and amortization	(23,832)	(14,681)
Total	$162,232	$115,160

Depreciation and amortization expense was approximately $9.2 million, $8.2 million, and $4.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

During 2013, Heartland and Jasper County, Missouri ("Jasper") entered into an agreement pursuant to which Jasper agreed to issue up to an aggregate principal amount of $55.0 million of industrial revenue bonds ("Bonds") to be purchased by Heartland. As noted below, Jasper issued the bonds and used the proceeds from the Bonds to purchase manufacturing equipment from Heartland, which was then leased back to Heartland. As Heartland will become the owner of the equipment at the end of the lease term, the lease meets the requirements of a capital lease and the equipment is being recorded as property, plant, and equipment. The Company has the right and intends to set-off any obligation to make payments under the lease agreements with the proceeds due from the Bonds. As of December 31, 2016 and 2015 Jasper had issued, and Heartland had purchased, $55.0 million, of industrial revenue bonds and Jasper had purchased from, and leased back to, Heartland certain manufacturing equipment for a corresponding amount.
In August 2016, Heartland and the City of Joplin, Missouri, or Joplin, entered into agreements by which Joplin agreed to issue up to an aggregate principal amount of approximately $83.3 million of industrial revenue bonds to purchase from Heartland the land on which the current Heartland facility resides and the land on which the expansion of the Heartland facility will reside, and the associated buildings, structures, and fixtures, including the additional manufacturing equipment which will be included in the expansion of the Heartland facility (collectively, the “Property”), which will then be leased back to Heartland. As Heartland will become the owner of the Property at the end of the lease term, the lease meets the requirements of a capital lease and the equipment and land are recorded as property, plant and equipment our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreement with the amounts due under the industrial revenue bonds. As of December 31, 2016, Joplin had issued and Heartland had purchased approximately $10.8 million of industrial revenue bonds and Joplin had purchased from, and leased back to, Heartland certain Property for a corresponding amount.
Note 5 – Long-term Debt

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Long-term debt consisted of the following at December 31:

(dollars in thousands)	2016	2015
Term loan	$383,137	$387,097
Less current maturities	(3,960)	(3,960)
Total long-term debt	$379,177	$383,137
On August 8, 2012, the Company entered into a $390 million credit facility (the “Facility”) with Citibank, N.A. as the administrative agent, Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers, and Morgan Stanley Senior Funding, Inc. as syndication agent, and other financial institutions. The Facility originally consisted of a $350 million term loan facility and a $40 million revolving credit facility ($10 million sub-limit for letters of credit and a swing line sub-limit of $5 million). 100% of Blue’s assets are pledged as collateral for the Facility and the Facility is guaranteed by its parent BPP. The term loan facility expires on August 8, 2019 and the revolving credit facility expires on August 8, 2017. On December 6, 2012, the Company and its lenders amended the Facility to, among other things, provide additional term loan borrowings of $50 million and allow for the distribution of dividends of $50 million. The proceeds from the term loan borrowings were used to fund special dividends to shareholders.
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
At December 31, 2016, we had $383.1 million of term loan borrowings (fair value of $386.5 million) at an effective interest rate of 3.79% and no outstanding borrowings under the revolving credit facility. At December 31, 2015, we had $387.1 million of term loan borrowings (fair value of $385.2 million) at an effective interest rate of 3.87% and no outstanding borrowings under the revolving credit facility. Principal payments on the term loan borrowings are due and payable in quarterly installments of approximately $1.0 million with the then expected remaining balance of $373.2 million due on August 8, 2019.
Term loan borrowings bear interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs provided that LIBOR shall not be lower than 1.00%. The applicable margin for borrowings under the term loan is 2.75% with respect to LIBOR borrowings and 1.75% with respect to base-rate borrowings. At December 31, 2016 and December 31, 2015, the interest rate on the term loan was 3.75%.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the revolving credit facility is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base-rate borrowings. At December 31, 2016 and December 31, 2015, the interest rate on the credit facility was 4.25%.
Interest on term loan borrowings as well as any outstanding borrowings under the revolving credit facility is payable quarterly. In addition, we are required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The initial commitment fee rate is 0.50% per annum and varies based upon a leverage-based pricing grid. During the years ended December 31, 2016, 2015, and 2014, the Company incurred total interest expense of $15.0 million, $15.1 million and $15.9 million. During the years ended December 31, 2016 the Company capitalized $0.4 million of interest expense related to the build out of the expansion of our internal manufacturing capabilities. No interest expense was capitalized during the year ended December 31, 2015. During the year ended December 31, 2014, the Company capitalized $2.0 million of interest expense related to the Heartland facility build out.
The Amended Facility contains both restrictive operating and financial covenants, including a secured leverage ratio (defined as, with certain adjustments, the ratio of (i) the Company’s indebtedness less unrestricted cash and cash equivalents up to $40 million to (ii) consolidated net income before interest, taxes, depreciation, and amortization) for the most recently ended 4 quarters not to exceed 3.75:1.00. The Amended Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. For the years ended December 31, 2016 and 2015, the Company was not required to make an excess cash flow payment. As of December 31, 2016, the Company believes it was in compliance with its financial debt covenants.
Provisions in the Amended Facility currently restrict the ability of our operating subsidiary, Blue, from paying dividends to its ultimate parent company BBPP, unless Blue meets certain leverage ratio and minimum availability requirements under the Amended Facility.
Note 6 – Other Current Liabilities

Other current liabilities consisted of the following at December 31:

(dollars in thousands)	2016	2015
Accrued bonuses	$12,951	$9,727
Trade promotions	18,658	14,521
Deferred compensation - current portion	—	677
Accrued legal settlement	—	32,000
Accrued inventory in transit	5,278	1,098
Accrued media	10,109	1,779
Other current liabilities	12,633	10,657
Total	$59,629	$70,459

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7 - Income Taxes

The provision for income taxes consisted of the following:

	For the years ended
(dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Current tax provision:
Federal	$57,605	$60,826	$39,576
State	6,933	7,164	8,947
Foreign	41	11	—
Total current provision	64,579	68,001	48,523

Deferred tax provision:
Federal	9,391	(9,855)	16,037
State	2,644	(2,216)	(1,202)
Foreign	(47)	—	—
Total deferred (benefit) provision	11,988	(12,071)	14,835
Total provision	$76,567	$55,930	$63,358

Components of income (loss) before income taxes are as follows:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014

United States	$211,419	$147,427	$165,289
Foreign	(4,611)	(2,109)	—
Total income before income taxes	$206,808	$145,318	$165,289

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the federal statutory rate to our effective rate is as follows:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.3	2.5	2.1
Non-deductible expenses	0.7	2.0	0.3
Domestic manufacturing deduction	(1.4)	(1.3)	—
Unrecognized tax benefits	0.5	0.8	1.3
Valuation allowance	0.5	0.5	—
Other	(1.6)	(1.0)	(0.4)
Total	37.0%	38.5%	38.3%

The Company and its subsidiaries file income tax returns in the United States and various state and local, and foreign jurisdictions.
In the normal course of business, the Company is subject to examination by taxing authorities and as of December 31, 2016, the Company's 2011 through 2013 income tax return was being audited by the Internal Revenue Service ("IRS”).  There are also various state tax examinations in progress primarily attributable to state nexus matters relating to prior year amended tax returns which have been considered in the Company’s position for uncertain tax benefits. In general, tax years 2011 through 2016 are subject to an examination for U.S. Federal and tax years 2011 through 2016 for some state and local taxing jurisdictions.
As of December 31, 2016, 2015, and 2014 the liability for income taxes associated with uncertain tax positions was $9.7 million, $8.7 million, and $6.9 million, respectively, which if recognized, would affect our effective tax rate. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (which excludes federal benefits of state taxes, interest, and penalties):

(dollars in thousands)
Balance at December 31, 2013	4,883
Increases in uncertain tax benefits as a result of tax positions taken in a prior year	206
Increases in uncertain tax benefits as a result of tax positions taken in the current year	2,429
Balance at December 31, 2014	7,518
Increases in uncertain tax benefits as a result of tax positions taken in the current year	1,845
Decreases in uncertain tax benefits from a lapse of applicable statute of limitations	(156)
Balance at December 31, 2015	$9,207
Increases in uncertain tax benefits as a result of tax positions taken in a prior year	287
Increases in uncertain tax benefits as a result of tax positions taken in the current year	1,367
Decreases in uncertain tax benefits from a lapse of applicable statute of limitations	(233)
Decreases in uncertain tax benefits as a result of tax positions taken in a prior year	(2,028)
Balance at December 31, 2016	$8,600

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2016 and 2015, the Company recorded approximately $0.8 million and $0.2 million, respectively, of interest and $0.4 million and $0.2 million, respectively, of penalties related to its unrecognized tax benefits.

Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $0.2 million within twelve months after the year ended December 31, 2016.

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 31, 2016	December 31, 2015
Deferred tax assets:
Inventories	$1,440	$1,228
Accrued liabilities	413	12,491
Stock-based compensation	2,544	1,378
Long-term incentive plan	1,600	834
State net operating loss carryforwards	1,509	2,152
Foreign net operating loss carryforwards	1,380	254
State tax credits	1,447	1,826
Federal benefit related to uncertain tax positions	2,724	2,697
Other	1,057	755
Deferred tax assets, gross	14,114	23,615
Valuation allowance	(1,772)	(782)
Total deferred tax assets, net	12,342	22,833

Deferred tax liabilities:
Property, plant, and equipment	(22,173)	(20,441)
Other	(1,518)	(1,753)
Total deferred tax liabilities	(23,691)	(22,194)

Net deferred tax (liabilities) assets	$(11,349)	$639

The majority of the NOLs relate to our Heartland operations. As of December 31, 2016, the Company has Missouri state NOLs of $37.1 million and Connecticut NOLs of $4.5 million; these NOLs begin to expire in 2034, 2027, respectively. The Company also has Connecticut research and development tax credit carryforwards of approximately $0.3 million as of December 31, 2016; these credits will begin to expire in 2026. As of December 31, 2016. the Company has Japan NOLs of $3.8 million, Mexico NOLs of $1.5 million and Canada NOLs of $0.2 million; these NOLs will begin to expire in 2024, 2024 and 2034, respectively.

As of December 31, 2016, the Company had a valuation allowance of $1.8 million to reduce our deferred tax assets to an amount more likely than not to be realized. This valuation allowance relates to state tax credits and foreign net operating losses. In evaluating the Company’s ability to realize its deferred tax

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management also considers the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowance. There was a $0.8 million valuation allowance recorded as of December 31, 2015.

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

At December 31, 2016 and December 31, 2015, we had approximately $270.9 million and $195.4 million, respectively, of cash invested in money market deposit accounts which were included in cash and cash equivalents on the accompanying consolidated balance sheets (Level 1).

The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred. There were no transfers in or out of Level 1, 2, or 3 during the years ended December 31, 2016 and 2015.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2016, the carrying value of the Company’s outstanding borrowings under the credit facility was approximately $383.1 million as compared to a fair value of $386.5 million (Level 2). As of December 31, 2015, the carrying value of the Company’s outstanding borrowings under the credit facility was approximately $387.1 million as compared to a fair value of $385.2 million (Level 2). The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities, and credit risk.

Note 9 – Employee Benefit Plans

The Company sponsors a defined contribution plan. This plan covers employees who are at least 18 years of age and have completed a 6-month time period of employment. Employees are eligible to participate in the plan on the first day of the plan year month coinciding with the date in which the employee satisfies the eligibility requirements. The plan provides for the option of employee contributions up to statutory limits, of which we match up to 4% of the employees contributions, at a rate of 100% on the first 3% and 50% on the next 2%. Company contributions to the plan totaled approximately $1.0 million, $1.0 million, and $0.8 million, for each of the years ended December 31, 2016, 2015, and 2014, respectively.

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

In March 2012, the Board of Directors amended the Growth Plan to: (i) accelerate the vesting of all unvested units previously granted, (ii) freeze the value of the growth units and the Growth Plan, (iii) provide for full payment of the frozen value of the units to participants in the form of quarterly installments ending on June 30, 2016, and (iv) terminate the Growth Plan. As of December 31, 2016 there was no remaining obligations under this plan as it was fully paid out during the year ended December 31, 2016. As of December 31, 2015 there was approximately $0.7 million (approximates present value) remaining in the obligation of this plan, which amount is included in other current liabilities on the accompanying consolidated balance sheets.

Note 10 - Stockholders' Equity

During the year ended December 31, 2015, the Company filed an Amended and Restated Articles of Incorporation which, among other things, increased the number of authorized shares to 1,500,000,000 shares of common stock, par value  $0.01 per share, and authorized 150,000,000 shares of blank check preferred stock, par value of $0.01 per share, which may be issued in one or more series of Preferred

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock with such powers, preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions as the Board of Directors of the Company shall approve.

As of December 31, 2016, the total amount of the Company's authorized common and preferred stock consisted of 1,500,000,000 and 150,000,000 shares, respectively. As of December 31, 2016, 196,524,010 shares of common stock were issued and outstanding. There were no shares of preferred stock issued or outstanding as of December 31, 2016.

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

On March 4, 2013, the Plan was amended to increase the maximum number of shares of stock available under the Plan by 210,000 shares to 14,242,061 shares (the “Amended Plan”). As of December 31, 2016, there were 5,230,642 shares of common stock reserved under the Amended Plan. As of December 31, 2016, the maximum number of shares available for grant under the Amended Plan was 98,275.

In July 2015, the Board of Directors adopted and our shareholders approved the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (“2015 Plan”). The 2015 Plan provides that the total number of shares of common stock that may be issued under our 2015 Plan is 8,400,000. The 2015 Plan provides for the grant of stock options (ISOs and non-qualified), SARs, restricted stock awards (RSAs), restricted stock units (RSUs), performance units, performance-based stock awards, dividend equivalent rights and other stock-based incentive awards. As of December 31, 2016, the Company has granted 78,621 RSAs, 61,861 RSUs, and 243,673 stock options under the 2015 Plan. As of December 31, 2016, the maximum number of shares available for grant under the 2015 Plan was 8,015,845.

Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. Stock options granted under the 2012 plan are subject to pro-rata vesting and grants under the 2015 Plan are subject to cliff vesting. The fair value of stock options is expensed on a straight-line basis over the vesting period.

Prior to the IPO, the Company used a third party valuation specialist to assist it in the estimation of the fair value of its common stock. The Company believed these valuations to be appropriate; however, the valuation of the equity of any private company involves various estimates and assumptions that may differ from actual values. Effective with the IPO, the Company bases its common stock value on quoted market prices. The expected volatility assumption is based on the combination of the Company's historical volatility and selected companies from its peer group. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The weighted-average expected term is determined with reference to historical exercise and post-vesting cancellation experience, and the vesting period and contractual term of the awards.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

The following are the weighted-average assumptions used for grants issued:

	For the years ended
	December 31, 2016	December 31, 2015	December 31, 2014

Volatility	32.58%	23.85%	32.84%
Risk-free interest rate	1.23%	1.88%	2.16%
Expected term (years)	5	6.5	6.5
Dividend yield	—	—	—
Grant-date fair value	$7.81	$5.74	$5.15

The following table summarizes stock option activity during the year and also presents stock options outstanding and exercisable as of December 31, 2016 (dollars in millions, except for per share data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2015	4,366,297	$6.24
Granted	396,688	$25.47
Exercised	(275,543)	$6.55
Forfeited	(227,720)	$21.20
Expired	(11,566)	$6.97
Outstanding, December 31, 2016	4,248,156	$7.21	6.24	$72.3
Exercisable, December 31, 2016	2,881,820	$5.74	5.98	$53.0

During 2016, the Company granted 130,208 ISOs and 266,480 nonqualified stock options. The intrinsic value of options exercised during 2016, 2015, and 2014, was $4.6 million, $5.5 million, and $0.3 million, respectively. In accordance with the early adoption of ASU 2016-09, the Company recorded $1.5 million of excess tax benefits from the exercise of stock options to our provision for income taxes during 2016. Under the previous guidance, the Company recorded $1.5 million of excess tax benefits from the exercise of stock options to additional paid-in capital during the year ended December 31, 2015.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock
The following table summarizes RSA and RSU activity for the year ended December 31, 2016:

	RSAs		RSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	$—	—	$—
Granted	31,871	$25.57	87,203	$25.48
Vested	(31,871)	$25.57	—	$—
Forfeited	—	$—	(25,342)	$25.57
Outstanding at December 31, 2016	—	$—	61,861	$25.45
During the year ended December 31, 2016, members of the Company's Board of Directors received a fully-vested grant of 31,871 RSAs with a three-year holding restriction under the 2015 Plan. The total fair value of these RSAs on the date of grant was $0.8 million, of which the full amount was recognized as a component of stock-based compensation expense during the year ended December 31, 2016.
During the year ended December 31, 2016, the Company granted 87,203 RSUs under the 2015 Plan to its employees. The stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. RSUs have a three-year cliff vesting term. The total fair value of these restricted stock units on the date of grant was $2.2 million, which will be recognized as a component of stock-based compensation expense and amortized on a straight-line basis over the three-year vesting term.
Stock-based Compensation Expense
Unrecognized stock-based compensation expense related to outstanding unvested stock options is expected to be recognized in the Company’s statements of income as follows (by fiscal year):

(dollars in thousands)
2017	$1,912
2018	1,440
2019	405
2020	56
Total	$3,813

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12 - Earnings Per Share
The details of the computation of basic and diluted earnings per common share are as follows:

	Twelve months ended December 31,
	2016	2015	2014
(dollars in thousands, except for share data)
Net income	$130,241	$89,388	$101,931

Basic weighted average number of shares outstanding	196,363,084	195,933,800	195,735,309
Dilutive effect of stock options and RSUs	2,985,662	2,113,653	2,117,623
Diluted weighted average number of shares outstanding	199,348,746	198,047,453	197,852,932

Basic net income per common share	$0.66	$0.46	$0.52
Diluted net income per common share	$0.65	$0.45	$0.52
Anti-dilutive shares excluded from diluted earnings per share computation	275,194	49,795	—

Note 13 - Lease Commitments

The Company leases various facilities, vehicles, and equipment under operating leases with terms expiring at various times through 2025. Rent expense under operating leases was approximately $5.3 million, $5.6 million, and $5.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Future minimum annual rental commitments under non-cancellable operating leases as of December 31, 2016 were as follows:

Total non-cancellable leases
(dollars in thousands)
Year
2017	5,800
2018	5,870
2019	3,525
2020	2,939
Thereafter	7,799
Total	$25,933

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14 - Commitments and Contingencies

Purchase Commitments
The Company enters into contracts with a network of contract manufacturers that require them to provide us with specific finished products and provide for minimum production commitments. Most of our agreements with our contract manufacturers expire in 2017 and will thereafter be automatically renewed for consecutive one-year terms until notice of non-renewal is given. The Company also enters into contracts for the purchase of several of its main ingredients. Such contracts call for minimum purchase requirements and typically cover one year or one crop season and are renewed annually.

The following table summarizes our future minimum purchase commitments as of December 31, 2016:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(dollars in thousands)
Finished goods minimum purchase obligations	$32,991	$18,170	$14,821	$—	$—
Raw material purchase obligations	321,842	314,941	6,901	—	—
Total contractual obligations	$354,833	$333,111	$21,722	$—	$—

Litigation & Settlements

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
Nestlé Purina and Related Litigations
On May 6, 2014, Nestlé Purina Petcare Company (“Nestlé Purina”) filed a lawsuit against us in the United States District Court for the Eastern District of Missouri, which alleged that we had engaged in false advertising, commercial disparagement, unfair competition, and unjust enrichment (the “Nestlé Purina litigation”). Nestlé Purina asserted, among other things, that, contrary to our advertising and labeling claims, certain BLUE products contained chicken or poultry by-product meals, artificial preservatives and/or corn and that certain products in the BLUE grain-free lines contained grains. Nestlé Purina sought an injunction prohibiting us from making these alleged false and misleading statements, as well as treble damages, restitution and disgorgement of our profits, among other things. In addition, Nestlé Purina issued press releases and made other public announcements, including advertising and promotional communications through emails and internet and social media websites that made claims similar to those contained in their lawsuit. Nestlé Purina sought a declaratory judgment that these statements were true and did not constitute defamation.
In the course of pretrial discovery in the consolidated Nestlé Purina lawsuit, beginning in September 2014 documents and information were revealed that indicate that a facility owned by a major supplier

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

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
On October 15, 2014, we initiated a separate false advertising lawsuit against Nestlé Purina in state court in Connecticut. Nestlé Purina subsequently removed the case to the United States District Court for the District of Connecticut, and the Connecticut District Court then granted Nestlé Purina’s motion to transfer this matter to the same court where Nestlé Purina’s lawsuit against us was pending. Our complaint sought an injunction prohibiting Nestlé Purina from continuing these false and misleading advertisements, as well as damages and disgorgement of profits, among other things. On July 31, 2015, Nestlé Purina filed an amended answer in this case that also asserted counterclaims against us.
On November 2, 2016, we entered into a settlement agreement with Nestlé Purina pursuant to which we paid Nestlé Purina $32.0 million, each party dismissed all of its claims and counterclaims against the other with prejudice, and we dismissed, with prejudice, our claims against Nestlé Purina’s advertising and public relations agencies (the “Nestlé Purina Settlement”). We plan to continue to pursue our claims against the third party ingredient supplier and broker that sold us mislabeled ingredients, as well as against our insurance providers as further described below. However, we may not be able to fully recover from such supplier or broker, or from our insurance providers the full amount paid in the Nestlé Purina Settlement or other damages incurred in connection with our litigation with Nestlé Purina.
In addition, a number of related putative consumer class action lawsuits were filed in various states in the U.S. making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. We also brought damages and indemnity claims against our former ingredient supplier and broker with respect to these U.S. class action lawsuits. In December 2015, we entered into a settlement agreement with the plaintiffs to resolve all of the U.S. class action lawsuits (the “Class Action Settlement”). Under the terms of the Class Action Settlement, we agreed to pay $32.0 million into a settlement fund, and on January 8, 2016, we paid this $32.0 million into an escrow account pending final court approval. Attorneys’ fees awarded by the court and all costs of notice and claims administration will be paid from the settlement fund. The Class Action Settlement received final court approval on May 19, 2016, and has since been appealed to the United States Court of Appeals for the Eighth Circuit. The amount that each class member who submits a claim for reimbursement will receive will depend on the total amount of Blue Buffalo products purchased by the claimant during the class period and certain other conditions including whether the claimant has a proof of purchase. The Class Action Settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages. However, we may not be able to fully recover from such supplier or broker, or from our insurance providers, the full

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

amount of paid in the Class Action Settlement or other damages incurred in connection with the U.S. class action lawsuits.
In addition to the U.S. class actions, which are the subject of the Settlement, in February 2016, a putative class action was filed in the Ontario Superior Court of Justice in Ottawa, Ontario, seeking damages and injunctive relief based on allegations similar to those made in the U.S. class actions. We believe the claims are without merit and plan to vigorously defend ourselves.
On July 11, 2016, we filed a lawsuit in State of Connecticut Superior Court against Travelers Property and Casualty Company of America and The Travelers Indemnity Company of Connecticut (together, “Travelers”), which provided our primary and excess commercial general liability insurance coverage from February 2007 to February 2011 (collectively, the “Travelers Policies”), as well as the Hartford Fire Insurance Company, Hartford Underwriters Insurance Company, and Hartford Casualty Insurance Company (collectively, “Hartford”). Hartford has provided our primary and excess commercial general liability insurance coverage since February 2011 (collectively, the “Hartford Policies”). Our lawsuit alleges that Travelers and Hartford, among other things, (a) breached their duties under the Travelers Policies and the Hartford Policies, respectively, by failing to (i) pay all reasonable defense fees and costs in connection with the Nestlé Purina litigation, the U.S. class action lawsuits and the putative class action in Ontario; and (ii) indemnify us for the $32.0 million U.S. class action settlement; (b) breached their covenants of good faith and fair dealing owed to us and acted in bad faith; and (c) violated the Connecticut Unfair Insurance Practices Act and the Connecticut Unfair Trade Practices Act. Our lawsuit also seeks declaratory judgment that we are entitled under the Travelers Policies and Hartford Policies to (x) a full defense, including payment of all reasonable and necessary defense fees and costs, in the Nestlé Purina litigation and the putative class action in Ontario; (y) coverage for the legal fees and costs incurred in our prosecution of any of our third party claims against the ingredient supplier and broker that sold us mislabeled “chicken meal” or “turkey meal” ingredients; and (z) full indemnity against (i) the settlement in the Nestlé Purina litigation, (ii) any settlement or judgment in the putative class action in Ontario and (iii) the $32.0 million settlement in the U.S. class action lawsuits. On November 28, 2016, Hartford and Travelers each filed a motion to strike certain of our claims. We have opposed those motions.
Note 15 - Related Parties
Invus Partners, LLC, which as of December 31, 2016, beneficially owned 44.5% of the Company's outstanding common stock, and held $19.8 million and $20.0 million of the Company's outstanding debt under the Amended Facility on December 31, 2016 and 2015, respectively. Several of the members of the Company's Board of Directors ("BOD") are members of Invus Partners, LLC, as well as managing directors and officers of the general partner of the Company's majority shareholder and managing directors and officers of an investment advisor to the Company's majority shareholder.
In addition, Kunkemueller Enterprises LP, which is owned in part by the wife of one of the members of our BOD, held $1.4 million and $1.5 million of the Company's debt under the Amended Facility on December 31, 2016 and 2015, respectively.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16 - Unaudited Quarterly Financial Data
The unaudited summarized financial data by quarter for the years ended December 31, 2016 and 2015 is presented in the table below:

(dollars in thousands)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2016:
Net sales	$279,836	$286,850	$287,996	$295,096
Gross profit	123,232	127,303	133,209	131,939
Selling, general, and administrative expenses	59,756	65,600	65,493	71,912
Operating income	63,476	61,703	35,716	60,027
Net income	37,333	36,624	21,482	34,802
Basic net income per common share	$0.19	$0.19	$0.11	$0.18
Diluted net income per common share	$0.19	$0.18	$0.11	$0.17
Basic weighted average shares	196,217,311	196,270,119	196,445,684	196,516,632
Diluted weighted average shares	198,160,465	198,441,315	199,452,308	199,446,875

2015:
Net sales	$248,774	$253,998	$259,437	$265,238
Gross profit	99,534	99,795	108,285	111,217
Selling, general, and administrative expenses	47,399	59,660	58,664	60,993
Operating income	52,135	40,135	49,621	18,224
Net income	$30,046	$22,638	$27,066	$9,638
Basic net income per common share	$0.15	$0.12	$0.14	$0.05
Diluted net income per common share	$0.15	$0.11	$0.14	$0.05
Basic weighted average shares	195,745,670	195,747,954	196,062,348	196,173,169
Diluted weighted average shares	197,773,850	197,709,082	198,254,808	198,076,031

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:
i. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
ii. provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and
iii. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, with the participation of our Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
Our internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their attestation report, which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the definitive proxy statement relating to our Annual Meeting of Stockholders to be held in June 2017. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the definitive proxy statement relating to our Annual Meeting of Stockholders to be held in June 2017. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information with respect to shares of our common stock that may be issued under our existing equity compensation plans, as of December 31, 2016:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
Amended and Restated 2012 Stock Purchase and Option Plan of Blue Buffalo Pet Products, Inc.	4,004,483	(1)	$6.11	98,275
Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan	305,534	(2)	$25.26	8,015,845
Equity compensation plans not approved by security holders	—		N/A	—
Total	4,310,017			8,114,120

(1) Consists of 4,004,483 stock options.
(2) Consists of 61,861 restricted stock units and 243,673 stock options.

The remaining information required by this item is incorporated herein by reference to the definitive proxy statement relating to our Annual Meeting of Stockholders to be held in June 2017. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to our Annual Meeting of Stockholders to be held in June 2017. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to our Annual Meeting of Stockholders to be held in June 2017. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
10.4A†**
Retirement and Separation Agreement, dated November 9, 2016, between Blue Buffalo Pet Products, Inc. and Kurt Schmidt (incorporated by reference to Company’s Current Report on Form 8-K filed November 10, 2016).

10.5†**	Amended and Restated 2012 Stock Purchase and Option Plan of Blue Buffalo Pet Products, Inc. (incorporated by reference to Exhibit 10.5 to the June 10, 2015 Form S-1).

10.6†**	Form of 2012 Stock Purchase and Option Plan of Blue Buffalo Pet Products, Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the June 10, 2015 Form S-1).
10.7†**	Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the July 8, 2015 Form S-1/A).
10.8†**
Form of Option Agreement under the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the SEC on March 10, 2016).

10.9†**
Form of Restricted Stock Unit Agreement under the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016).

10.10†**	Form of Restricted Stock Agreement under the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the July 8, 2015 Form S-1/A).
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE BUFFALO PET PRODUCTS, INC.

By:	/s/ William Bishop, Jr.
William Bishop, Jr.
Chief Executive Officer and President

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William Bishop, Jr.	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 1, 2017
William Bishop, Jr.		Date
/s/ Michael Nathenson	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017
Michael Nathenson		Date
/s/ William Bishop	Non-Executive Chairman of the Board and Director	March 1, 2017
William Bishop		Date
/s/ Raymond Debbane	Director	March 1, 2017
Raymond Debbane		Date
/s/ Philippe Amouyal	Director	March 1, 2017
Philippe Amouyal		Date
/s/ Evren Bilimer	Director	March 1, 2017
Evren Bilimer		Date
/s/ Aflalo Guimaraes	Director	March 1, 2017
Aflalo Guimaraes		Date
/s/ Michael A. Eck	Director	March 1, 2017
Michael A. Eck		Date
/s/ Frances Frei	Director	March 1, 2017
Frances Frei		Date
/s/ Amy Schulman	Director	March 1, 2017
Amy Schulman		Date