Form 10-Q
period 2017-03-31
Blue Buffalo Pet Products, Inc.
filed 2017-05-10
CIK 1609989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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

Large Accelerated Filer (X)	Accelerated Filer ( )
Non-Accelerated Filer ( )	Smaller Reporting Company ( )
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( X ) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at May 4, 2017
Common stock, par value $0.01 per share	196,815,317

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017, as such risk factors may be updated from time to time in our periodic filings with the SEC, and which are accessible on the SEC’s website at www.sec.gov, including the following:

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(dollars in thousands, except for share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$338,232	$292,656
Receivables, net	110,053	115,446
Inventories	80,544	70,941
Prepaid expenses and other current assets	5,474	6,130
Total current assets	534,303	485,173

Restricted cash	781	781
Property, plant and equipment, net	167,803	162,232
Deferred income taxes	52	1,311
Other assets	373	853
Total assets	$703,312	$650,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	40,266	35,238
Other current liabilities	63,288	59,629
Total current liabilities	107,514	98,827

Long-term debt	378,187	379,177
Deferred income taxes	13,885	12,660
Other long-term liabilities	11,152	13,348
Total liabilities	510,738	504,012

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 150,000,000 shares authorized; none issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, voting; $0.01 par value; 1,500,000,000 shares authorized; 196,812,039 and 196,524,010 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,968	1,965
Additional paid-in capital	74,133	71,420
Retained earnings	116,782	72,692
Accumulated other comprehensive (loss) income	(309)	261
Total stockholders’ equity	192,574	146,338
Total liabilities and stockholders’ equity	$703,312	$650,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(dollars in thousands, except for share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$301,951	$279,836
Cost of sales	163,276	156,604
Gross profit	138,675	123,232
Selling, general and administrative expenses	66,311	59,756
Operating income	72,364	63,476
Interest expense, net	3,066	3,637
Income before income taxes	69,298	59,839
Provision for income taxes	25,208	22,506
Net income	$44,090	$37,333

Basic net income per common share	$0.22	$0.19
Diluted net income per common share	$0.22	$0.19
Basic weighted average shares	196,621,906	196,217,311
Diluted weighted average shares	199,524,913	198,160,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$44,090	$37,333
Other comprehensive income (loss):
Foreign currency translation adjustment	(570)	28
Other comprehensive income (loss), before tax	(570)	28
Income tax expense on other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	(570)	28
Comprehensive income	$43,520	$37,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(dollars in thousands, except for share amounts)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
Balance at December 31, 2016	196,524,010	$1,965	$71,420	$72,692	$261	$146,338
Other comprehensive income	—	—	—	—	(570)	(570)
Issuance of restricted stock awards	35,430	—	815	—	—	815
Exercise of stock options	252,599	3	1,423	—	—	1,426
Stock-based compensation expense	—	—	475	—	—	475
Net income	—	—	—	44,090	—	44,090
Balance at March 31, 2017	196,812,039	$1,968	$74,133	$116,782	$(309)	$192,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$44,090	$37,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,407	2,194
Amortization of debt issuance costs	30	30
Stock-based compensation	1,290	447
Loss on disposal of fixed assets	384	13
Deferred income taxes	2,484	11,373
Tax benefit from exercise of stock options	—	(3)
Payment of class action legal settlement	—	(32,000)
Effect of changes in operating assets and liabilities:
Receivables	5,461	16,387
Inventories	(9,545)	7,306
Prepaid expenses and other assets	1,112	1,740
Accounts payable	4,272	1,970
Other liabilities	1,383	(4,257)
Net cash provided by operating activities	53,368	42,533

Cash flows from investing activities:
Capital expenditures	(8,362)	(796)
Net cash used in investing activities	(8,362)	(796)

Cash flows from financing activities:
Principal payments on long-term debt	(990)	(990)
Proceeds from exercise of stock options	1,426	61
Tax benefit from exercise of stock options	—	3
Net cash provided by (used in) financing activities	436	(926)

Effect of exchange rate changes on cash and cash equivalents	134	23
Net increase in cash and cash equivalents	45,576	40,834
Cash and cash equivalents at beginning of period	292,656	224,253
Cash and cash equivalents at end of period	$338,232	$265,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company

Blue Buffalo Pet Products, Inc. (“BBPP”, and together with its subsidiaries, the “Company,” “we,” “us,” “its,” and “our”) was incorporated in the state of Delaware in July 2012 and conducts its business exclusively through its wholly-owned operating subsidiary, Blue Buffalo Company, Ltd. (“Blue”) (formerly The Blue Buffalo Company, LLC) and its subsidiaries. Blue was formed in August 2002, and is the parent company of five wholly-owned subsidiaries: Great Plains Leasing, LLC, Heartland Pet Food Manufacturing Holding, LLC, Sierra Pet Products, LLC, Blue Buffalo Pet Products Canada, Ltd., and Blue Buffalo Japan Kabushiki Kaisha. Additionally, Blue Buffalo Import Mexico, S. de R.L. de C.V., Blue Buffalo Mexico, S. de R.L. de C.V., Heartland Pet Food Manufacturing, Inc. and Heartland Pet Food Manufacturing Indiana, LLC are indirect wholly-owned subsidiaries of BBPP. BBPP and its subsidiaries develop, produce, market, and sell pet food under the following product lines: BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, and BLUE Natural Veterinary Diet, and our recently introduced BLUE Earth's Essentials. Our products are produced domestically at our Heartland facility and through contract manufacturers for distribution to retailers in specialty channels throughout the United States of America, Canada, Japan, and Mexico.
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

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the year ended December 31, 2016, included in BBPP’s Annual Report on Form 10-K, filed with the SEC pursuant to Rule 424(b) of the Securities Act, on March 1, 2017.

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
In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” The new standard is intended to address the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which was previously not addressed in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The Company adopted this standard on January 1, 2016. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.

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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 is effective after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material effect on its consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3 – Receivables

Receivables consisted of the following:

(dollars in thousands)	March 31, 2017	December 31, 2016
Trade receivables, net	$104,512	$110,873
Other receivables	5,541	4,573
Total	$110,053	$115,446

Other receivables consist primarily of reimbursable amounts due from co-manufacturers for packaging of $4.1 million and $3.8 million at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016 the allowance for doubtful accounts was $1.2 million and $0.4 million, respectively.

Note 4 – Inventories

Inventories consisted of the following:

(dollars in thousands)	March 31, 2017	December 31, 2016
Finished goods	$76,655	$67,187
Work in process	208	286
Raw materials	2,556	2,346
Packaging and supplies	1,125	1,122
Total	$80,544	$70,941

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(dollars in thousands)	March 31, 2017	December 31, 2016
Buildings	$59,314	$59,314
Machinery and equipment	49,278	49,079
Computer software	15,441	14,849
Computer equipment	4,729	4,599
Furniture and fixtures	1,774	1,772
Leasehold improvements	1,480	1,477
Land improvements	493	493
Land	395	401
Buildings improvements	192	189
Construction in progress	60,725	53,891
	193,821	186,064
Accumulated depreciation and amortization	(26,018)	(23,832)
Total	$167,803	$162,232

Depreciation and amortization expense was approximately $2.4 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

In August of 2016, Heartland and the City of Joplin, Missouri, or Joplin, entered into agreements by which Joplin agreed to issue up to an aggregate principal amount of approximately $83.3 million of industrial revenue bonds to purchase the land on which the current Heartland facility resides and the land on which the expansion of the Heartland facility will reside, and the associated buildings, structures, and fixtures, including the additional manufacturing equipment which will be included in the expansion of the Heartland facility (collectively, the “Property”). Heartland agreed to purchase such industrial revenue bonds and which Property was then agreed to be leased back to Heartland. As Heartland will become the owner of the Property at the end of the lease term, the lease meets the requirements of a capital lease and the equipment and land are recorded as property, plant and equipment our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreement with the amounts due under the industrial revenue bonds. As of March 31, 2017, Joplin had issued and Heartland had purchased approximately $10.8 million of industrial revenue bonds and Joplin had purchased from, and leased back to, Heartland the land for a corresponding amount.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6 – Long-term Debt

Long-term debt consisted of the following:

(dollars in thousands)	March 31, 2017	December 31, 2016
Term loan	$382,147	$383,137
Less current maturities	(3,960)	(3,960)
Total long-term debt	$378,187	$379,177

At March 31, 2017, we had $382.1 million of term loan borrowings (fair value of $385.0 million) at an effective interest rate of 3.83% and no outstanding borrowings under the revolving credit facility. At December 31, 2016, the Company had $383.1 million of term loan borrowings (fair value of $386.5 million) at an effective interest rate of 3.79% and no outstanding borrowings under the revolving credit facility. Principal payments on the term loan borrowings are due and payable in quarterly installments of approximately $1.0 million with the then expected remaining balance of $373.2 million due on August 8, 2019.

During each of the three-month periods ended March 31, 2017 and 2016, the Company recorded amortization expense for deferred debt issuance costs of approximately $30,000.

The Company’s term loan and revolving credit facility (the “Amended Facility”) contains and defines financial covenants, including a secured leverage ratio (defined as, with certain adjustments, the ratio of (i) the Company’s indebtedness less unrestricted cash and cash equivalents up to $40.0 million to (ii) consolidated net income before interest, taxes, depreciation and amortization) for the most recently ended 4 quarters not to exceed 3.75:1.00. The Amended Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. For the year ended December 31, 2016, the Company was not required to make an excess cash flow payment. As of March 31, 2017, the Company is in compliance with its financial debt covenants.

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

At March 31, 2017 and December 31, 2016, the Company had approximately $271.0 million and $270.9 million, respectively, of cash invested in money market deposit accounts which were included in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets (Level 1).

The Company reports transfers in and out of Levels 1, 2 and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred. There were no transfers in or out of Level 1, 2, or 3 during the three months ended March 31, 2017 and the year ended December 31, 2016.

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

As of March 31, 2017, the carrying value of the Company’s outstanding borrowings under the Amended Facility was approximately $382.1 million as compared to a fair value of $385.0 million (Level 2). As of December 31, 2016, the carrying value of the Company’s outstanding borrowings under the Amended Facility was approximately $383.1 million as compared to a fair value of $386.5 million (Level 2). The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities and credit risk.
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

On March 4, 2013, the Plan was amended to increase the maximum number of shares of stock available under the Plan by 210,000 shares to 14,242,061 shares (the “Amended Plan”). As of March 31, 2017, there were 5,230,642 shares of common stock reserved under the Amended Plan. As of March 31, 2017, the maximum number of shares available for grant under the Amended Plan was 110,066.

In July 2015, the Board of Directors adopted and our shareholders approved the Company’s 2015 Omnibus Incentive Plan (“2015 Plan”). The 2015 Plan provides that the total number of shares of common stock that

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

may be issued under our 2015 Plan is 8,400,000. The 2015 Plan provides for the grant of stock options (ISOs and non-qualified), SARs, restricted stock awards (RSAs), restricted stock units (RSUs), performance units, performance-based stock awards, dividend equivalent rights and other stock-based incentive awards. As of March 31, 2017, the maximum number of shares available for grant under the 2015 Plan was 7,507,532.
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

The following are the weighted-average assumptions used for grants issued during the three month period ended March 31:

2017
Volatility	30.66%
Risk-free interest rate	1.93%
Expected term (years)	5
Dividend yield	—
Grant-date fair value	$7.00

There were no grants issued during the three month period ended March 31, 2016.

The following table summarizes stock option activity during the year and also presents stock options outstanding and exercisable as of March 31, 2017 (dollars in millions, except for per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2016	4,248,156	$7.21
Granted	375,027	$23.00
Exercised	(252,599)	$5.64
Forfeited	(8,323)	$19.73
Expired	(7,171)	$7.52
Options outstanding at March 31, 2017	4,355,090	$8.63
Options exercisable at March 31, 2017	2,709,410	$5.78

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the three months ended March 31, 2017, the Company granted 176,034 ISOs and 198,993 non-qualified stock option grants.
Restricted Stock

The following table summarizes RSA and RSU activity for the three months ended March 31, 2017:

	RSAs		RSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	—	$—	61,861	$25.45
Granted	35,430	$23.00	103,863	$23.00
Vested	(35,430)	$23.00	—	$—
Forfeited	—	$—	(2,304)	$25.57
Outstanding at March 31, 2017	—	$—	163,420	$23.89

During the three months ended March 31, 2017, members of the Company's Board of Directors received a fully-vested grant of 35,430 RSAs with a three-year holding restriction under the 2015 Plan. The total fair value of these restricted stock awards on the date of grant was $0.8 million, of which the full amount was recognized as a component of stock-based compensation expense during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company granted 103,863 RSUs under the 2015 Plan to its employees. The stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. RSUs have a three-year cliff vesting term. The total fair value of these restricted stock units on the date of grant was $2.4 million, which will be recognized as a component of stock-based compensation expense and amortized on a straight-line basis over the three-year vesting term.

Stock-based Compensation Expense

Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during the three months ended March 31, 2017 and 2016 was approximately $1.3 million and $0.4 million, respectively.

Unrecognized stock-based compensation related to outstanding unvested stock options is expected to be recognized in the Company’s statements of income as follows (by fiscal year):

(dollars in thousands)
2017 (period from April 1, to December 31, 2017)	$2,666
2018	3,074
2019	2,061
2020	470
Total	$8,271

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 – Earnings Per Share

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(dollars in thousands, except for per share data)	2017	2016
Net income	$44,090	$37,333

Basic weighted average number of shares outstanding	196,621,906	196,217,311
Dilutive effect of stock options and RSUs	2,903,007	1,943,154
Diluted weighted average number of shares outstanding	199,524,913	198,160,465

Basic net income per common share	$0.22	$0.19
Diluted net income per common share	$0.22	$0.19
Anti-dilutive shares excluded from diluted earnings per share computation	239,025	102,990
Note 10 – Related Parties

Invus Partners LLC which, as of March 31, 2017, beneficially owned 44.4% of the Company's outstanding common stock, holds $19.7 million of the Company’s outstanding debt under the Amended Facility. Several of the members of the Company's Board of Directors (“BOD”) are members of Invus Partners LLC, as well as managing directors and officers of the general partner of Invus Partners LLC.

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
On November 2, 2016, we entered into a settlement agreement with Nestlé Purina pursuant to which we paid Nestlé Purina $32.0 million, each party dismissed all of its claims and counterclaims against the other with prejudice, and we dismissed, with prejudice, our claims against Nestlé Purina’s advertising and public relations agencies (the “Nestlé Purina Settlement”). We plan to continue to pursue our claims against the third party ingredient supplier and broker that sold us mislabeled ingredients, as well as against our insurance providers as further described below. However, we may not be able to fully recover from such supplier or broker, or from our insurance providers the full amount paid in the Nestlé Purina Settlement or other damages incurred in connection with our litigation with Nestlé Purina. In addition, our lawsuits against (i) the third party ingredient supplier and broker, and (ii) our insurance providers, are currently subject to a stay. On March 9, 2017, the United States District Court for the Eastern District of Missouri, which is presiding over our lawsuit against the third party ingredient supplier and broker, granted a motion by the United States Department of Justice to stay all proceedings in our lawsuit through at least July 19, 2017, due to the potential for the lawsuit to interfere with an ongoing criminal investigation. The Department of Justice has already filed criminal charges against both the third party ingredient supplier and broker for violations of the Federal Food, Drug and Cosmetic Act, and has indicated that its investigation is ongoing.
In addition, a number of related putative consumer class action lawsuits were filed in various states in the U.S. making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. We

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

also brought damages and indemnity claims against our former ingredient supplier and broker with respect to these U.S. class action lawsuits. In December 2015, we entered into a settlement agreement with the plaintiffs to resolve all of the U.S. class action lawsuits (the “Class Action Settlement”). Under the terms of the Class Action Settlement, we agreed to pay $32.0 million into a settlement fund, and on January 8, 2016, we paid this $32.0 million into an escrow account pending final court approval. Attorneys’ fees awarded by the court and all costs of notice and claims administration will be paid from the settlement fund. The Class Action Settlement received final court approval on May 19, 2016, and has since been appealed to the United States Court of Appeals for the Eighth Circuit. The amount that each class member who submits a claim for reimbursement will receive will depend on the total amount of Blue Buffalo products purchased by the claimant during the class period and certain other conditions including whether the claimant has a proof of purchase. The Class Action Settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages. However, we may not be able to fully recover from such supplier or broker, or from our insurance providers, the full amount of paid in the Class Action Settlement or other damages incurred in connection with the U.S. class action lawsuits.
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
On March 13, 2017, the court granted a joint motion by the parties to stay this litigation pending resolution of our claims against the third party ingredient supplier and broker discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2016 and related notes included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Our Business

We are the fastest growing major pet food company in the United States, selling dog and cat food made with whole meats, fruits and vegetables, and other high-quality, natural ingredients. BLUE is a billion dollar brand and is the #1 brand in the Wholesome Natural market. We develop, produce, market, and sell pet food under six product lines: BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, BLUE Natural Veterinary Diet lines, and our recently introduced BLUE Earth's Essentials.

Our products are produced domestically through a hybrid network of owned and contracted manufacturing facilities and distributed from owned and contracted distribution centers to retailers in the specialty channels throughout the United States of America, Canada, Japan, and Mexico.

Results of Operations

The following tables present our selected statement of income data in dollars and expressed as a percentage of net sales for the periods presented:

	Three Months Ended March 31,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2017	2016	2017	2016
Net sales	$301,951	$279,836	100.0%	100.0%
Cost of sales	163,276	156,604	54.1%	56.0%
Gross profit	138,675	123,232	45.9%	44.0%
Selling, general, and administrative expenses	66,311	59,756	22.0%	21.4%
Operating income	72,364	63,476	24.0%	22.7%
Interest expense, net	3,066	3,637	1.0%	1.3%
Income before income taxes	69,298	59,839	23.0%	21.4%
Provision for income taxes	25,208	22,506	8.3%	8.0%
Net income	$44,090	$37,333	14.6%	13.3%

Basic net income per common share	$0.22	$0.19
Diluted net income per common share	$0.22	$0.19

Three Months Ended March 31, 2017 Compared With Three Months Ended March 31, 2016

Net Sales
Net sales increased $22.1 million, or 7.9%, to $302.0 million for the three months ended March 31, 2017, compared to $279.8 million for the three months ended March 31, 2016. Volume growth accounted for 5.2 percentage points of the increase in net sales, favorable mix contributed 2.1 percentage points, and favorable net pricing contributed 0.6 percentage point.

Net sales of Dry Foods increased $14.7 million, or 6.4%, to $245.2 million for the three months ended March 31, 2017, compared to $230.5 million for the three months ended March 31, 2016. Volume growth accounted for 4.9 percentage points of the increase in net sales of Dry Foods, favorable net pricing contributed 1.2 percentage points, and favorable product mix contributed 0.3 percentage point. The strong performance of our BLUE Wilderness primarily drove the growth in net sales of Dry Foods.

Net sales of Wet Foods, Treats and Other Products increased $7.5 million, or 15.1%, to $56.8 million for the three months ended March 31, 2017, compared to $49.3 million for the three months ended March 31, 2016. Favorable product mix accounted for 10.0 percentage points of the increase in net sales of Wet Foods, Treats and Other Products, volume accounted for 6.8 percentage points, which was partially offset by unfavorable net pricing of 1.7 percentage points. The strong performance of BLUE Wilderness and BLUE Life Protection Formula product lines drove the growth in net sales of Wet Foods, Treats and Other Products.

Gross Profit
Gross profit increased $15.4 million, or 12.5%, to $138.7 million for the three months ended March 31, 2017, compared to $123.2 million for the three months ended March 31, 2016, driven primarily by increased volume and supply chain efficiencies. Gross margin increased to 45.9% for the three months ended March 31, 2017 from 44.0% for the three months ended March 31, 2016, driven primarily by supply chain efficiencies including lower input costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $66.3 million for the three months ended March 31, 2017, up $6.6 million, or 11.0%, from $59.8 million for the three months ended March 31, 2016. The increase was primarily due to incremental expense related to our ongoing investments in advertising and marketing consistent with our strategy to invest in our brand and product lines.
Interest Expense, Net
Interest expense, net decreased $0.6 million, or 15.7%, to $3.1 million for the three months ended March 31, 2017, compared to $3.6 million for the three months ended March 31, 2016. This decrease was primarily due to capitalized interest expense recorded during the three months ended March 31, 2017. There was no capitalized interest recorded during the three months ended March 31, 2016. Our effective interest rate quarter-over-quarter was 3.83% and 3.86% for the three months ended March 31, 2017 and 2016, respectively.

Provision for Income Taxes
Provision for income taxes increased $2.7 million, or 12.0%, to $25.2 million for the three months ended March 31, 2017, compared to $22.5 million for the three months ended March 31, 2016. Our effective tax rate was 36.4% for the three months ended March 31, 2017 as compared to 37.6% for the three months ended

March 31, 2016. The decrease in our effective tax rate was primarily driven by the effects of stock option exercises, which was partially offset by an increase in state taxes.

Net Income
As a result of the factors above, net income increased $6.8 million, or 18.1%, to $44.1 million for the three months ended March 31, 2017, compared to $37.3 million for the three months ended March 31, 2016.
Financial Condition, Liquidity, and Capital Resources

Overview
Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $40.0 million revolving credit facility to provide us with an additional source of liquidity but have not had to draw on our revolving credit facility. As of March 31, 2017, our cash and cash equivalents were $338.2 million compared to cash and cash equivalents as of December 31, 2016 of $292.7 million. On August 8, 2012, we entered into a $350.0 million term loan facility and obtained an additional $50.0 million of term loans on December 6, 2012 through an incremental term loan facility. The aggregate gross proceeds of $400.0 million were used to pay dividends to our stockholders. As of March 31, 2017, we had outstanding indebtedness of $382.1 million under the term loan facilities. Pursuant to the terms of the term loan facilities, we are required to make quarterly payments of approximately $1.0 million, with the remaining balance of $373.2 million due on August 8, 2019, the maturity date of the term loan facilities.

Our primary cash needs are for capital expenditures and working capital. Capital expenditures typically vary depending on the timing of infrastructure-related investments. We plan to make capital expenditures of approximately $150.0 million to $170.0 million in fiscal 2017, which we expect to fund from cash generated from operations. We expect the majority of expenditures in fiscal 2017 will be used to fund our multi-year program to expand our internal manufacturing capabilities.

Our primary working capital requirements are for product and product-related costs, the payment of payroll, rent and distribution costs, advertising and marketing expenditures and the costs related to the development and commercialization of new products. Fluctuations in working capital are primarily driven by fluctuations in accounts receivable. As of March 31, 2017, we had working capital of $426.8 million, compared to $386.3 million as of December 31, 2016.

We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs for the foreseeable future. If necessary, we can borrow funds under our revolving credit facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. Our ability to meet our operating, investing and financing needs depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, described in the “Risk Factors” section of our Annual Report on Form 10-K, as filed with the SEC on March 1, 2017. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide attractive products to our customers and consumers, increase prices to offset higher commodity costs, manage production and our supply chain and improve our productivity. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. We may need to refinance all or a portion of the principal amounts outstanding under our term loan facilities on or before August 8, 2019. We expect to continually assess our performance, the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures.
Cash Flows
Operating Activities
Net cash provided by operating activities was $53.4 million for the three months ended March 31, 2017, compared to $42.5 million for the three months ended March 31, 2016. The increase in net cash provided by operating activities was primarily driven by an increase in net income partially offset by less favorable working capital changes. During the three months ended March 31, 2016, we made a $32.0 million payment related to our settlement agreement in the U.S. consumer class action lawsuits.

Investing Activities
Net cash used in investing activities was $8.4 million for the three months ended March 31, 2017, compared to $0.8 million for three months ended March 31, 2016. The increase in net cash used in investing activities were primarily the result of capital expenditures for investments made in our three-year program to expand our internal manufacturing capabilities.

Financing Activities
Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2017, compared to net cash used in financing activities of $0.9 million for the three months ended March 31, 2016. The increase in net cash provided by financing activities was primarily due to an increase in proceeds received from the exercise of stock options during the three months ended March 31, 2017.

Description of Indebtedness
As of March 31, 2017, our senior secured credit facilities consisted of $382.1 million of outstanding term loans maturing on August 8, 2019 and an undrawn $40.0 million revolving credit facility (which includes borrowing capacity available for letters of credit and for short-term borrowings) maturing on August 8, 2017. Blue, a wholly owned subsidiary of BBPP, is the borrower under our senior secured credit facilities. As of March 31, 2017, the interest rate on the term loan facilities was 3.78%.

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

Our senior secured credit facilities contain a number of covenants that, among other things, restrict the ability of the borrower and its restricted subsidiaries to (subject to certain exceptions): incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase our capital stock; make investments, loans or advances; repay subordinated indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing its subordinated indebtedness; and change its lines of business. The credit agreement covenants also restrict the ability of Blue Pet Products, Inc. to engage in certain mergers or consolidations. The credit agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the credit agreement includes maintenance covenants that require compliance with certain secured leverage ratios. The availability of certain baskets and the ability to enter into certain transactions (including the ability of the borrower to pay dividends to the parent guarantor) may also be subject to compliance with such secured leverage ratios. The Company believes it was in compliance with its financial debt covenants in the credit agreement as of March 31, 2017.

Pricing Options
Borrowings under the term loan facilities bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (d) a floor of 2.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than 1.00%. The applicable margin for borrowings under the term loan facilities is 2.75% with respect to LIBOR borrowings and 1.75% with respect to base-rate borrowings. As of March 31, 2017, the interest rate applicable to borrowings under the term loan facilities was 3.78%.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.50%, (b) the prime rate of Citibank, N.A., (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (ii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the revolving credit facility is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base-rate borrowings. As of March 31, 2017, the interest rate on the revolving credit facility was 4.25%.

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

Off-Balance Sheet Arrangements
In August of 2016, Heartland and the City of Joplin, Missouri, or Joplin, entered into agreements by which Joplin agreed to issue up to an aggregate principal amount of approximately $83.3 million of industrial revenue bonds to purchase the land on which the current Heartland facility resides and the land on which the expansion of the Heartland facility will reside, and the associated buildings, structures, and fixtures, including the additional manufacturing equipment which will be included in the expansion of the Heartland facility (collectively, the “Property”). Heartland agreed to purchase such industrial revenue bonds and which Property was then agreed to be leased back to Heartland. As Heartland will become the owner of the Property at the end of the lease term, the lease meets the requirements of a capital lease and the equipment and land are recorded as property, plant and equipment our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreement with the amounts due under the industrial revenue bonds. As of March 31, 2017, Joplin had issued and Heartland had purchased approximately $10.8 million of industrial revenue bonds and Joplin had purchased from, and leased back to, Heartland the land for a corresponding amount.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical including revenue recognition, stock-based compensation, income taxes and inventories may be found in our audited consolidated financial statements and related notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates and commodity price fluctuations. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our senior secured credit facilities is variable rate debt. Interest rate changes generally do not affect the market value of our senior secured credit facilities but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of March 31, 2017, we had variable rate debt of approximately $382.1 million under our senior secured credit facilities. An increase of 1% would have increased our interest expense for the three months ended March 31, 2017 by approximately $1.0 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On November 2, 2016, we entered into a settlement agreement with Nestlé Purina pursuant to which we paid Nestlé Purina $32.0 million, each party dismissed all of its claims and counterclaims against the other with prejudice, and we dismissed, with prejudice, our claims against Nestlé Purina’s advertising and public relations agencies (the “Nestlé Purina Settlement”). We plan to continue to pursue our claims against the third party ingredient supplier and broker that sold us mislabeled ingredients, as well as against our insurance providers as further described below. However, we may not be able to fully recover from such supplier or broker, or from our insurance providers, the full amount paid in the Nestlé Purina Settlement or other damages incurred in connection with our litigation with Nestlé Purina. In addition, our lawsuits against (i) the third party ingredient supplier and broker, and (ii) our insurance providers, are currently subject to a stay. On March 9, 2017, the United States District Court for the Eastern District of Missouri, which is presiding over our lawsuit against the third party ingredient supplier and broker, granted a motion by the United States Department of Justice to stay all proceedings in our lawsuit through at least July 19, 2017, due to the potential for the lawsuit to interfere with an ongoing criminal investigation. The Department of Justice has already filed criminal charges against both the third party ingredient supplier and broker for violations of the Federal Food, Drug and Cosmetic Act, and has indicated that its investigation is ongoing.
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
On March 13, 2017, the court granted a joint motion by the parties to stay this litigation pending resolution of our claims against the third party ingredient supplier and broker discussed above.
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

Dated: May 10, 2017