Form 10-Q
period 2017-06-30
Blue Buffalo Pet Products, Inc.
filed 2017-08-09
CIK 1609989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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

Large Accelerated Filer (X)	Accelerated Filer ( )
Non-Accelerated Filer ( )	Smaller Reporting Company ( )
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( X ) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at August 4, 2017
Common stock, par value $0.01 per share	197,123,869

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(dollars in thousands, except for share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$338,730	$292,656
Receivables, net	131,322	115,446
Inventories	89,531	70,941
Prepaid expenses and other current assets	6,930	6,130
Total current assets	566,513	485,173

Restricted cash	781	781
Property, plant and equipment, net	198,724	162,232
Deferred income taxes	52	1,311
Other assets	1,047	853
Total assets	$767,117	$650,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,000	$3,960
Accounts payable	51,412	35,238
Other current liabilities	56,843	59,629
Total current liabilities	112,255	98,827

Long-term debt	391,618	379,177
Deferred income taxes	13,803	12,660
Other long-term liabilities	11,370	13,348
Total liabilities	529,046	504,012

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 150,000,000 shares authorized; none issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, voting; $0.01 par value; 1,500,000,000 shares authorized; 197,126,614 and 196,524,010 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,971	1,965
Additional paid-in capital	76,841	71,420
Retained earnings	159,464	72,692
Accumulated other comprehensive (loss) income	(205)	261
Total stockholders’ equity	238,071	146,338
Total liabilities and stockholders’ equity	$767,117	$650,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(dollars in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$294,831	$286,850	$596,782	$566,686
Cost of sales	157,094	159,547	320,370	316,151
Gross profit	137,737	127,303	276,412	250,535
Selling, general and administrative expenses	69,423	65,600	135,612	125,356
Operating income	68,314	61,703	140,800	125,179
Interest expense, net	2,947	3,606	6,013	7,243
Other non-operating (income) expense, net	(38)	—	84	—
Income before income taxes	65,405	58,097	134,703	117,936
Provision for income taxes	22,723	21,473	47,931	43,979
Net income	$42,682	$36,624	$86,772	$73,957

Basic net income per common share	$0.22	$0.19	$0.44	$0.38
Diluted net income per common share	$0.21	$0.18	$0.43	$0.37
Basic weighted average shares	196,994,210	196,270,119	196,809,085	196,243,714
Diluted weighted average shares	199,618,809	198,441,315	199,572,447	198,324,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$42,682	$36,624	$86,772	$73,957
Other comprehensive income (loss):
Foreign currency translation adjustment	104	38	(466)	66
Other comprehensive income (loss), before tax	104	38	(466)	66
Income tax expense on other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	104	38	(466)	66
Comprehensive income	$42,786	$36,662	$86,306	$74,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(dollars in thousands, except for share amounts)

	Common shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
Balance at December 31, 2016	196,524,010	$1,965	$71,420	$72,692	$261	$146,338
Other comprehensive income (loss)	—	—	—	—	(466)	(466)
Issuance of restricted stock awards	35,430	—	815	—	—	815
Exercise of stock options	567,174	6	3,286	—	—	3,292
Stock-based compensation expense	—	—	1,320	—	—	1,320
Net income	—	—	—	86,772	—	86,772
Balance at June 30, 2017	197,126,614	$1,971	$76,841	$159,464	$(205)	$238,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$86,772	$73,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,298	4,435
Amortization of debt issuance costs	74	61
Stock-based compensation	2,135	2,065
Loss on disposal of fixed assets	562	13
Deferred income taxes	2,402	12,721
Tax benefit from exercise of stock options	—	(36)
Payment of legal settlement	—	(32,000)
Effect of changes in operating assets and liabilities:
Receivables	(15,773)	(4,212)
Inventories	(18,525)	(3,923)
Prepaid expenses and other assets	(1,002)	(334)
Accounts payable	15,415	2,741
Other liabilities	(14,318)	(835)
Net cash provided by operating activities	63,040	54,653

Cash flows from investing activities:
Capital expenditures	(32,937)	(3,766)
Net cash used in investing activities	(32,937)	(3,766)

Cash flows from financing activities:
Proceeds from borrowings of new debt	400,000	—
Repayment of long-term debt	(382,147)	—
Payments related to long-term refinancing	(4,382)	—
Principal payments on long-term debt	(990)	(1,980)
Tax benefit from exercise of stock options	—	36
Proceeds from exercise of stock options	3,292	373
Net cash provided by (used in) financing activities	15,773	(1,571)

Effect of exchange rate changes on cash and cash equivalents	198	(14)
Net increase in cash and cash equivalents	46,074	49,302
Cash and cash equivalents at beginning of period	292,656	224,253
Cash and cash equivalents at end of period	$338,730	$273,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company

Blue Buffalo Pet Products, Inc. (“BBPP”, and together with its subsidiaries, the “Company,” “we,” “us,” “its,” and “our”) was incorporated in the state of Delaware in July 2012 and conducts its business exclusively through its wholly-owned operating subsidiary, Blue Buffalo Company, Ltd. (“Blue”) (formerly The Blue Buffalo Company, LLC) and its subsidiaries. Blue was formed in August 2002, and is the parent company of six wholly-owned subsidiaries: Great Plains Leasing, LLC, Heartland Pet Food Manufacturing Holding, LLC, Sierra Pet Products, LLC, Blue Buffalo Pet Products Canada, Ltd., Blue Buffalo Japan Kabushiki Kaisha, and Blue Buffalo Pet Food Co., Ltd. Additionally, Blue Buffalo Import Mexico, S. de R.L. de C.V., Blue Buffalo Mexico, S. de R.L. de C.V., Heartland Pet Food Manufacturing, Inc. and Heartland Pet Food Manufacturing Indiana, LLC are indirect wholly-owned subsidiaries of BBPP. BBPP and its subsidiaries develop, produce, market, and sell pet food under the following product lines: BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, BLUE Natural Veterinary Diet, and our recently introduced BLUE Earth's Essentials. Our products are produced domestically at our Heartland facility and through contract manufacturers for distribution to retailers in specialty channels throughout the United States of America, Canada, Japan, and Mexico, and to a limited number of grocery and mass retailers in the United States.
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

Accounting Standards Recently Adopted

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The Company elected to early adopt ASU 2016-15 in the second quarter of fiscal 2017. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.
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
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718)" ("ASU 2017-09") which provides clarity and expects to reduce both (1) diversity in practice and (2) cost and complexity when applying guidance in Topic 718, to a change to the terms or conditions of a share-based award. ASU 2017-09 is effective after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and the amendments to this ASU will be applied prospectively to an award

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

modified on or after the adoption date. The Company does not expect to early adopt ASU 2017-09 and it is not expected to have a material effect on its consolidated financial statements.
Note 3 – Receivables

Receivables consisted of the following:

(dollars in thousands)	June 30, 2017	December 31, 2016
Trade receivables, net	$115,972	$110,873
Other receivables	15,350	4,573
Total	$131,322	$115,446

Other receivables consist primarily of income tax receivables of $9.9 million and $0.5 million at June 30, 2017 and December 31, 2016, respectively and reimbursable amounts due from co-manufacturers for packaging of $3.7 million and $3.8 million at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016 the allowance for doubtful accounts was $0.9 million and $0.4 million, respectively.

Note 4 – Inventories

Inventories consisted of the following:

(dollars in thousands)	June 30, 2017	December 31, 2016
Finished goods	$84,208	$67,187
Work in process	181	286
Raw materials	2,699	2,346
Packaging and supplies	2,443	1,122
Total	$89,531	$70,941

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(dollars in thousands)	June 30, 2017	December 31, 2016
Buildings	$59,314	$59,314
Machinery and equipment	52,577	49,079
Computer software	15,455	14,849
Computer equipment	4,398	4,599
Furniture and fixtures	1,804	1,772
Leasehold improvements	1,437	1,477
Land improvements	493	493
Land	395	401
Buildings improvements	596	189
Construction in progress	90,003	53,891
	226,472	186,064
Accumulated depreciation and amortization	(27,748)	(23,832)
Total	$198,724	$162,232

Depreciation and amortization expense was approximately $2.5 million and $2.2 million for the three months ended June 30, 2017 and 2016, respectively and approximately $5.3 million and $4.4 million for the six months ended June 30, 2017 and 2016, respectively.

In August of 2016, Heartland and the City of Joplin, Missouri, or Joplin, entered into agreements by which Joplin agreed to issue up to an aggregate principal amount of approximately $83.3 million of industrial revenue bonds to purchase the land on which the current Heartland facility resides and the land on which the expansion of the Heartland facility will reside, and the associated buildings, structures, and fixtures, including the additional manufacturing equipment which will be included in the expansion of the Heartland facility (collectively, the “Property”). Heartland agreed to purchase such industrial revenue bonds and which Property was then agreed to be leased back to Heartland. As Heartland will become the owner of the Property at the end of the lease term, the lease meets the requirements of a capital lease and the equipment and land are recorded as property, plant and equipment our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreement with the amounts due under the industrial revenue bonds. As of June 30, 2017, Joplin had issued and Heartland had purchased approximately $10.8 million of industrial revenue bonds and Joplin had purchased from, and leased back to, Heartland the land for a corresponding amount.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6 – Long-term Debt

Long-term debt consisted of the following:

(dollars in thousands)	June 30, 2017	December 31, 2016
Term loan	$395,618	$383,137
Less current maturities	(4,000)	(3,960)
Total long-term debt	$391,618	$379,177

New Credit Agreement
On May 25, 2017, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Credit Agreement provides for a $120.0 million revolving facility (the “Revolving Facility”), of which up to $10.0 million is available for letters of credit, and for a $400.0 million term loan facility (the “Term Facility”). A majority of the proceeds of the Term Facility were used to refinance the Old Credit Agreement (as defined below).
All obligations under the Credit Agreement are guaranteed by each of the material wholly-owned domestic restricted subsidiaries of the Company, subject to certain exceptions. Substantially all of the assets of the Company and each guarantor, subject to customary exceptions, are pledged as collateral in support of all obligations under the Credit Agreement, and the guarantees of those obligations.

Pursuant to the Credit Agreement, $1.0 million of the Term Facility must be repaid each fiscal quarter commencing with the fiscal quarter of the Company ending September 30, 2017. Upon maturity on May 25, 2024, the remaining principal balance of $373.0 million will be due.
Interest under the Revolving Facility and the Term Facility is payable, at the Company’s option, either at a base rate (subject to a floor of 0.00% and based on the highest of the prime rate, the overnight federal funds rate plus 1⁄2 of 1.00% and the one-month LIBOR rate plus 1.00%) plus an applicable margin of 1.00% per annum or a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin of 2.00% per annum. The interest payment dates of the loans are dependent on the duration of the interest periods for the types of loans selected by the Company and are set forth in the Credit Agreement. Such applicable margins will be reduced by 0.25%, in each case, if (i) the Company’s Consolidated First Lien Gross Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 1.00 to 1.00 or (ii) the Company maintains credit rating equal to or higher than Baa3 from Moody’s and BBB- from S&P.
The Company’s Term Facility and Revolving Facility contain financial covenants, including a financial covenant to maintain, commencing on December 31, 2017, a Consolidated First Lien Net Leverage Ratio (“leverage ratio”), defined as, with certain adjustments, the ratio of (i) the Company’s net debt that is secured by certain liens on the collateral to (ii) consolidated net income before interest, taxes, depreciation and amortization for the most recently ended period of four consecutive fiscal quarters for which financial statements have been delivered, that does not exceed 4.00 to 1.00. The Credit Agreement also sets forth mandatory and optional prepayment conditions, including, commencing with the fiscal year ending on December 31, 2018, an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Termination of Old Credit Agreement
On May 25, 2017, in connection with the closing of the Credit Agreement, the Company repaid in full approximately $382 million of borrowings under the Credit Agreement, dated as of August 8, 2012, by and among Blue Pet Products, Inc., Blue Buffalo Company, Ltd., the lenders from time to time party thereto and Citibank, N.A as administrative agent (as amended from time to time, the “Old Credit Agreement”). The credit facilities and related agreements and documents under the Old Credit Agreement were terminated and amounts due and payable thereunder were repaid upon the effectiveness of the Credit Agreement.
Accounting Treatment
Based on management’s review of the Credit Agreement and the refinancing transaction, the accounting for debt extinguishment applied. As such, the costs incurred related to third parties and debt issuance of $4.4 million were treated as a direct deduction of the net carrying amount of the Term Facility. These costs will be amortized to interest expense using the effective interest method through the Term Facility’s maturity date of May 25, 2024. There were no direct costs categorized as payments to creditors related to the Term Facility.
Fees paid to creditors of $0.3 million related to the Revolving Facility. As the borrowing capacity of the Revolving Facility is greater than the borrowing capacity that existed under the Old Credit Agreement, these costs are deferred and will be amortized to interest expense using the effective interest method over the Revolving Facility’s term, maturing on May 25, 2022.
At June 30, 2017, we had a carrying value of $395.6 million of term loan borrowings (fair value of $398.1 million) at an effective interest rate of 3.80% and no outstanding borrowings under the Revolving Facility. At December 31, 2016, the Company had $383.1 million of term loan borrowings (fair value of $386.5 million) at an effective interest rate of 3.79% and no outstanding borrowings under the revolving credit facility.

During each of the three-month periods ended June 30, 2017 and 2016, the Company recorded amortization expense for deferred debt issuance costs of approximately $44,000 and $30,000. During the six-month periods ended June 30, 2017 and June 30, 2016, the Company recorded amortization expense for deferred debt issuance costs of approximately $74,000 and $61,000, respectively.
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

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Level 3-  Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

At June 30, 2017 and December 31, 2016, the Company had approximately $291.2 million and $270.9 million, respectively, of cash invested in money market deposit accounts which were included in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets (Level 1).

The Company reports transfers in and out of Levels 1, 2 and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred. There were no transfers in or out of Level 1, 2, or 3 during the six months ended June 30, 2017 and the year ended December 31, 2016.

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

As of June 30, 2017, the carrying value of the Company’s outstanding borrowings under the Term Facility was approximately $395.6 million as compared to a fair value of $398.1 million (Level 2). As of December 31, 2016, the carrying value of the Company’s outstanding borrowings under the Term Facility was approximately $383.1 million as compared to a fair value of $386.5 million (Level 2). The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities and credit risk.
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

On March 4, 2013, the Plan was amended to increase the maximum number of shares of stock available under the Plan by 210,000 shares to 14,242,061 shares (the “Amended Plan”). As of June 30, 2017, there were 5,230,642 shares of common stock reserved under the Amended Plan. As of June 30, 2017, the maximum number of shares available for grant under the Amended Plan was 136,527.

In July 2015, the Board of Directors adopted and our shareholders approved the Company’s 2015 Omnibus Incentive Plan (“2015 Plan”). The 2015 Plan provides that the total number of shares of common stock that may be issued under our 2015 Plan is 8,400,000. The 2015 Plan provides for the grant of stock options (ISOs and non-qualified), SARs, restricted stock awards (RSAs), restricted stock units (RSUs), performance units, performance-based stock awards, dividend equivalent rights and other stock-based incentive awards. As of June 30, 2017, the maximum number of shares available for grant under the 2015 Plan was 7,518,359.

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

Prior to the Company’s initial public offering, the Company used a third party valuation specialist to assist it in the estimation of the fair value of its common stock. The Company believed these valuations to be appropriate, however, the valuation of the equity of any private company involves various estimates and assumptions that may differ from actual values. Effective with our initial public offering, the Company bases its common stock value on quoted market prices. The expected volatility assumption is based on the combination of the Company's historical volatility and selected companies from its peer group. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The weighted-average expected term is determined with reference to historical exercise and post-vesting cancellation experience, and the vesting period and contractual term of the awards.

The following are the weighted-average assumptions used for grants issued during the six month periods ended June 30:

	2017	2016
Volatility	30.66%	32.58%
Risk-free interest rate	1.93%	1.23%
Expected term (years)	5	5
Dividend yield	—	—
Grant-date fair value	$7.00	$7.81

The following table summarizes stock option activity during the year and also presents stock options outstanding and exercisable as of June 30, 2017 (dollars in millions, except for per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2016	4,248,156	$7.21
Granted	375,027	$23.00
Exercised	(567,174)	$5.80
Forfeited	(44,331)	$15.54
Expired	(7,171)	$7.52
Options outstanding at June 30, 2017	4,004,507	$8.79
Options exercisable at June 30, 2017	2,396,095	$5.76

During the three months ended March 31, 2017, the Company granted 176,034 ISOs and 198,993 non-qualified stock option grants. There were no grants of stock options during the three months ended June 30, 2017.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Stock

The following table summarizes RSA and RSU activity for the six months ended June 30, 2017:

	RSAs		RSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	—	$—	61,861	$25.45
Granted	35,430	$23.00	103,863	$23.00
Vested	(35,430)	$23.00	—	$—
Forfeited	—	$—	(3,584)	$25.11
Outstanding at June 30, 2017	—	$—	162,140	$23.89

During the three months ended March 31, 2017, members of the Company's Board of Directors received a fully-vested grant of 35,430 RSAs with a three-year holding restriction under the 2015 Plan. The total fair value of these restricted stock awards on the date of grant was $0.8 million, of which the full amount was recognized as a component of stock-based compensation expense during the three months ended March 31, 2017. There were no grants of RSAs during the three months ended June 30, 2017.

During the three months ended March 31, 2017, the Company granted 103,863 RSUs under the 2015 Plan to its employees. The stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. RSUs have a three-year cliff vesting term. The total fair value of these restricted stock units on the date of grant was $2.4 million, which will be recognized as a component of stock-based compensation expense and amortized on a straight-line basis over the three-year vesting term. There were no grants of RSUs during the three months ended June 30, 2017.

Stock-based Compensation Expense

Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during the three months ended June 30, 2017 and 2016 was approximately $0.8 million and $1.6 million, respectively. Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during the six months ended June 30, 2017 and 2016 was approximately $2.1 million.

Unrecognized stock-based compensation related to outstanding unvested stock options and restricted stock units is expected to be recognized in the Company’s statements of income as follows (by fiscal year):

(dollars in thousands)
2017 (period from July 1, to December 31, 2017)	$1,732
2018	2,994
2019	2,039
2020	468
Total	$7,233

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 – Earnings Per Share

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except for per share data)	2017	2016	2017	2016
Net income	$42,682	$36,624	$86,772	$73,957

Basic weighted average number of shares outstanding	196,994,210	196,270,119	196,809,085	196,243,714
Dilutive effect of stock options and RSUs	2,624,599	2,171,196	2,763,362	2,080,292
Diluted weighted average number of shares outstanding	199,618,809	198,441,315	199,572,447	198,324,006

Basic net income per common share	$0.22	$0.19	$0.44	$0.38
Diluted net income per common share	$0.21	$0.18	$0.43	$0.37
Anti-dilutive shares excluded from diluted earnings per share computation	608,054	375,688	424,559	288,284
Note 10 – Related Parties

Invus Partners LLC which, as of June 30, 2017, beneficially owned 44.4% of the Company's outstanding common stock, holds $19.7 million of the Company’s outstanding debt under the Term Facility. Several of the members of the Company's Board of Directors (“BOD”) are members of Invus Partners LLC, as well as managing directors and officers of the general partner of Invus Partners LLC.

In addition, Kunkemueller Enterprises LP, which is owned in part by the wife of one of the members of our BOD, holds $1.5 million of our debt under the Term Facility.

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
On November 2, 2016, we entered into a settlement agreement with Nestlé Purina pursuant to which we paid Nestlé Purina $32.0 million, each party dismissed all of its claims and counterclaims against the other with prejudice, and we dismissed, with prejudice, our claims against Nestlé Purina’s advertising and public relations agencies (the “Nestlé Purina Settlement”). We plan to continue to pursue our claims against the third party ingredient supplier and broker that sold us mislabeled ingredients, as well as against our insurance providers as further described below. However, we may not be able to fully recover from such supplier or broker, or from our insurance providers the full amount paid in the Nestlé Purina Settlement or other damages incurred in connection with our litigation with Nestlé Purina. In addition, our lawsuits against (i) the third party ingredient supplier and broker, and (ii) our insurance providers, are currently subject to a stay. On March 9, 2017, the United States District Court for the Eastern District of Missouri, which is presiding over our lawsuit against the third party ingredient supplier and broker, granted a motion by the United States Department of Justice to stay all proceedings in our lawsuit until otherwise ordered by the court, due to the potential for the lawsuit to interfere with an ongoing criminal investigation. The Department of Justice has already filed criminal charges against both the third party ingredient supplier and broker for violations of the Federal Food, Drug and Cosmetic Act, and has indicated that its investigation is ongoing.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In addition, a number of related putative consumer class action lawsuits were filed in various states in the U.S. making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. We also brought damages and indemnity claims against our former ingredient supplier and broker with respect to these U.S. class action lawsuits. In December 2015, we entered into a settlement agreement with the plaintiffs to resolve all of the U.S. class action lawsuits (the “Class Action Settlement”). Under the terms of the Class Action Settlement, we agreed to pay $32.0 million into a settlement fund, and on January 8, 2016, we paid this $32.0 million into an escrow account pending final court approval. Attorneys’ fees awarded by the court and all costs of notice and claims administration will be paid from the settlement fund. The Class Action Settlement received final trial court approval on May 19, 2016. On July 5, 2017, the United States Court of Appeals for the Eighth Circuit affirmed the trial court’s decision, and on July 31, 2017, appellant’s petition for rehearing was denied. The amount that each class member who submits a claim for reimbursement will receive will depend on the total amount of Blue Buffalo products purchased by the claimant during the class period and certain other conditions including whether the claimant has a proof of purchase. The Class Action Settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages. However, we may not be able to fully recover from such supplier or broker, or from our insurance providers, the full amount of paid in the Class Action Settlement or other damages incurred in connection with the U.S. class action lawsuits.
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

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 – Subsequent Events
On July 31, 2017, the Board of Directors approved the terms of a share repurchase program, under which the Company is authorized to repurchase up to $50.0 million of its common shares. The Company may repurchase shares through open market purchases, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934.  Purchases will be made at times and prices considered appropriate by management. Any repurchased common stock will be available for use in connection with the Company's stock plans and for other corporate purposes. This authority will primarily be used to offset dilution caused by the issuance and exercise of stock options and other equity compensation programs. Based on the Company’s strong cash flow and balance sheet, this program will not impact our ability to execute our business plans, allocate capital for our capital investment projects or pursue other strategic initiatives. The Company expects to finance the share repurchase program through its operating cash flow and cash on hand. The share repurchase program may also be modified, suspended or discontinued at any time. The repurchase program has no time limit, however, the Company expects to complete this share repurchase program by December 31, 2017.

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

Our Business

We are one of the fastest growing major pet food company in the United States, selling dog and cat food made with whole meats, fruits and vegetables, and other high-quality, natural ingredients. BLUE is a billion dollar brand and is the #1 brand in the Wholesome Natural market. We develop, produce, market, and sell pet food under six product lines: BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, BLUE Natural Veterinary Diet lines, and our recently introduced BLUE Earth's Essentials.

Sales and Distribution Channels
Our products are produced domestically through a hybrid network of owned and contracted manufacturing facilities and distributed from owned and contracted distribution centers to retailers in the specialty channels throughout the United States of America, Canada, Japan, and Mexico, and to a limited number of grocery and mass retailers in the United States.
During the second quarter of 2017, PetSmart, a national pet superstore and our largest customer, acquired Chewy.com ("Chewy"), an eCommerce retailer. We have experienced significant growth in our net sales to eCommerce retailers, and these sales have continued to grow faster than our net sales to national pet superstores including PetSmart. Despite our growth within eCommerce, as a result of PetSmart’s acquisition of Chewy, we expect our sales will continue to be concentrated in a limited number of customers. Year to date, our sales to PetSmart and Chewy on a combined, pro forma basis accounted for approximately 47% of our total sales.
On August 1, 2017, we announced the introduction of our BLUE Life Protection Formula product line to a limited number of select retailers in the grocery and mass channels in the United States, further expanding our retail distribution footprint. Partnering with leading retailers in the grocery and mass channels reflects a natural evolution of our go-to-market model that will allow us to reach more pet parents and feed more pets. We will continue to work closely with our specialty retail customers, but our introduction in the grocery and mass channels may result in a decrease in our sales from existing specialty channels. For additional information see “Risk Factors - Risks Related to Our Business and Industry, We are dependent on a relatively limited number of customers for a significant portion of our sales” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following tables present our selected statement of income data in dollars and expressed as a percentage of net sales for the periods presented:

	Three Months Ended June 30,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2017	2016	2017	2016
Net sales	$294,831	$286,850	100.0%	100.0%
Cost of sales	157,094	159,547	53.3%	55.6%
Gross profit	137,737	127,303	46.7%	44.4%
Selling, general, and administrative expenses	69,423	65,600	23.5%	22.9%
Operating income	68,314	61,703	23.2%	21.5%
Interest expense, net	2,947	3,606	1.0%	1.3%
Other non-operating (income) expense, net	(38)	—	—%	—%
Income before income taxes	65,405	58,097	22.2%	20.3%
Provision for income taxes	22,723	21,473	7.7%	7.5%
Net income	$42,682	$36,624	14.5%	12.8%

Basic net income per common share	$0.22	$0.19
Diluted net income per common share	$0.21	$0.18

	Six Months Ended June 30,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2017	2016	2017	2016
Net sales	$596,782	$566,686	100.0%	100.0%
Cost of sales	320,370	316,151	53.7%	55.8%
Gross profit	276,412	250,535	46.3%	44.2%
Selling, general, and administrative expenses	135,612	125,356	22.7%	22.1%
Operating income	140,800	125,179	23.6%	22.1%
Interest expense, net	6,013	7,243	1.0%	1.3%
Other non-operating (income) expense, net	84	—	—%	—%
Income before income taxes	134,703	117,936	22.6%	20.8%
Provision for income taxes	47,931	43,979	8.0%	7.8%
Net income	$86,772	$73,957	14.5%	13.1%

Basic net income per common share	$0.44	$0.38
Diluted net income per common share	$0.43	$0.37

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

Net Sales
Net sales increased $8.0 million, or 2.8%, to $294.8 million for the three months ended June 30, 2017, compared to $286.9 million for the three months ended June 30, 2016. Favorable mix contributed 1.8 percentage points of the increase in net sales, favorable pricing contributed 0.9 percentage point, and volume growth accounted for 0.1 percentage point.

Net sales of Dry Foods increased $7.6 million, or 3.3%, to $237.5 million for the three months ended June 30, 2017, compared to $229.9 million for the three months ended June 30, 2016. Favorable net pricing contributed 2.3 percentage points of the increase in net sales, favorable mix contributed 0.7 percentage point, and volume growth accounted for 0.3 percentage point. The performance of our BLUE Wilderness line and our recently introduced BLUE Earth's Essentials line primarily drove the growth in net sales of Dry Foods. The increase in net pricing was primarily driven by pricing actions taken on selected items during the first quarter of 2017.

Net sales of Wet Foods, Treats and Other Products increased $0.4 million, or 0.7%, to $57.3 million for the three months ended June 30, 2017, compared to $56.9 million for the three months ended June 30, 2016. Favorable product mix accounted for 6.2 percentage points of the increase in net sales of Wet Foods, Treats and Other Products, which was partially offset by unfavorable net pricing of 4.6 percentage points, and a decrease in volume of 0.9 percentage point. The performance of our recently introduced BLUE Earth's Essentials line and our BLUE Wilderness line primarily drove the growth in net sales. The decrease in net pricing was primarily driven by an increase in promotional activity and partially offset by pricing actions taken on selected items during the first quarter of 2017.

Gross Profit
Gross profit increased $10.4 million, or 8.2%, to $137.7 million for the three months ended June 30, 2017, compared to $127.3 million for the three months ended June 30, 2016, driven primarily by supply chain efficiencies. Gross margin increased to 46.7% for the three months ended June 30, 2017 from 44.4% for the three months ended June 30, 2016, driven primarily by supply chain efficiencies including lower input costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $69.4 million for the three months ended June 30, 2017, up $3.8 million, or 5.8%, from $65.6 million for the three months ended June 30, 2016. The increase was primarily due to incremental expense related to our ongoing investments in advertising and marketing consistent with our strategy to invest in our brand and product lines.
Interest Expense, Net
Interest expense, net decreased $0.7 million, or 18.3%, to $2.9 million for the three months ended June 30, 2017, compared to $3.6 million for the three months ended June 30, 2016. This decrease was primarily due to capitalized interest expense related to construction in progress recorded during the three months ended June 30, 2017. There was no capitalized interest recorded during the three months ended June 30, 2016. Our effective interest rate quarter-over-quarter was 3.78% and 3.86% for the three months ended June 30, 2017 and 2016, respectively.
Provision for Income Taxes
Provision for income taxes increased $1.3 million, or 5.8%, to $22.7 million for the three months ended June 30, 2017, compared to $21.5 million for the three months ended June 30, 2016. Our effective tax rate was 34.7% for the three months ended June 30, 2017 as compared to 37.0% for the three months ended June 30, 2016. The decrease in our effective tax rate was primarily driven by the effects of stock option exercises.

Net Income
As a result of the factors above, net income increased $6.1 million, or 16.5%, to $42.7 million for the three months ended June 30, 2017, compared to $36.6 million for the three months ended June 30, 2016.
Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016

Net Sales
Net sales increased $30.1 million, or 5.3%, to $596.8 million for the six months ended June 30, 2017, compared to $566.7 million for the six months ended June 30, 2016. Volume growth accounted for 2.6 percentage points of the increase in net sales, favorable product mix contributed 2.1 percentage points, and favorable net pricing contributed 0.6 percentage point.

Net sales of Dry Foods increased $22.2 million, or 4.8%, to $482.6 million for the six months ended June 30, 2017, compared to $460.4 million for the six months ended June 30, 2016. Volume growth accounted for 2.6 percentage points of the increase in net sales of Dry Foods, favorable net pricing contributed 1.7 percentage points of growth, and favorable product mix contributed 0.5 percentage point. The strong performance of our BLUE Wilderness line and our recently introduced BLUE Earth's Essentials line drove the growth in net sales of Dry Foods. The increase in net pricing was primarily driven by pricing actions taken on selected items during the first quarter of 2017.

Net sales of Wet Foods, Treats and Other Products increased $7.8 million, or 7.4%, to $114.1 million for the six months ended June 30, 2017, compared to $106.3 million for the six months ended June 30, 2016. Favorable product mix contributed 9.0 percentage points of the increase in net sales of Wet Foods, Treats and Other Products, favorable volume growth accounted for 2.6 percentage points, which was partially offset by unfavorable net pricing contributing 4.2 percentage points. The strong performance of our BLUE Wilderness and BLUE Life Protection Formula lines drove the growth in net sales of Wet Foods, Treats and Other Products. The decrease in net pricing was primarily driven by an increase in promotional activity and partially offset by pricing actions taken on selected items during the first quarter of 2017.

Gross Profit
Gross profit increased $25.9 million, or 10.3%, to $276.4 million for the six months ended June 30, 2017, compared to $250.5 million for the six months ended June 30, 2016, driven primarily by increased volume and supply chain efficiencies. Gross margin increased to 46.3% for the six months ended June 30, 2017 from 44.2% for the six months ended June 30, 2016, driven primarily by supply chain efficiencies including including lower input costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $135.6 million for the six months ended June 30, 2017, up $10.3 million, or 8.2%, from $125.4 million for the six months ended June 30, 2016. The increase was primarily due to incremental expense related to our ongoing investments in advertising and marketing consistent with our strategy to invest in our brand and product lines.
Interest Expense, Net
Interest expense, net decreased $1.2 million, or 17.0%, to $6.0 million for the six months ended June 30, 2017, compared to $7.2 million for the six months ended June 30, 2016. This decrease was primarily due to capitalized interest expense related to construction in progress recorded during the six months ended June 30, 2017. There was no capitalized interest recorded during the six months ended June 30, 2016. Our effective interest rate was 3.80% over the six months ended June 30, 2017 as compared to 3.86% for the six months ended June 30, 2016.
Provision for Income Taxes
Provision for income taxes increased $3.9 million, or 9.0%, to $47.9 million for the six months ended June 30, 2017, compared to $44.0 million for the six months ended June 30, 2016. Our effective tax rate was 35.6% for the six months ended June 30, 2017 as compared to 37.3% for the six months ended June 30, 2016. The decrease in our effective tax rate was primarily driven by the effects of stock option exercises.

Net Income
As a result of the factors above, net income increased $12.8 million, or 17.3%, to $86.8 million for the six months ended June 30, 2017, compared to $74.0 million for the six months ended June 30, 2016.
Financial Condition, Liquidity, and Capital Resources

Overview
Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $120.0 million Revolving Facility to provide us with an additional source of liquidity but have not had to draw on our Revolving Facility. As of June 30, 2017, our cash and cash equivalents were $338.7 million compared to cash and cash equivalents as of December 31, 2016 of $292.7 million. On May 25, 2017, we entered into a new $400.0 million Term Facility. A majority of the proceeds of the Term Facility were used to refinance the Old Credit Agreement. As of June 30, 2017, we had outstanding indebtedness of $400.0 million under the term loan facilities. Pursuant to the Credit Agreement, $1.0 million of the Term Facility must be repaid each fiscal quarter commencing with the fiscal quarter of the Company ending September 30, 2017. Upon maturity on May 25, 2024, the remaining principal balance of $373.0 million will be due.
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

Our primary working capital requirements are for product and product-related costs, the payment of payroll, rent and distribution costs, advertising and marketing expenditures and the costs related to the development and commercialization of new products. Fluctuations in working capital are primarily driven by fluctuations in accounts receivable. As of June 30, 2017, we had working capital of $454.3 million, compared to $386.3 million as of December 31, 2016.

On July 31, 2017, the Board of Directors approved the terms of a share repurchase program, under which the Company is authorized to repurchase up to $50.0 million of its common shares. The Company expects to finance the $50.0 million share repurchase program through its cash generated from operations and cash on hand. Based on the Company’s strong cash flow and balance sheet, this program will not impact our ability to execute our business plans, allocate capital for our capital investment projects or pursue other strategic initiatives. We expect to complete this share repurchase program in fiscal 2017.

We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs for the foreseeable future. If necessary, we can borrow funds under our revolving credit facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. Our ability to meet our operating, investing and financing needs depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, described in the “Risk Factors” section of our Annual Report on Form 10-K, as filed with the SEC on March 1, 2017. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide attractive products to our customers and consumers, increase prices to offset higher commodity costs, manage production and our supply chain and improve our productivity. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. We may need to refinance all or a portion of the principal amounts outstanding under our term loan facilities on or before May 25, 2024. We expect to continually assess our performance, the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures.
Cash Flows
Operating Activities
Net cash provided by operating activities was $63.0 million for the six months ended June 30, 2017, compared to $54.7 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we made a $32.0 million payment related to our settlement agreement in the U.S. consumer class action lawsuits.
During the six months ended June 30, 2017, working capital changes were partially offset by an increase in net income.

Investing Activities
Net cash used in investing activities was $32.9 million for the six months ended June 30, 2017, compared to $3.8 million for six months ended June 30, 2016. The increase in net cash used in investing activities were the result of capital expenditures for investments to expand our internal manufacturing capabilities.

Financing Activities
Net cash provided by financing activities was $15.8 million for the six months ended June 30, 2017, compared to net cash used in financing activities of $1.6 million for the six months ended June 30, 2016. The increase in net cash provided by financing activities was primarily due to an increase in proceeds received from the issuance of new debt and the exercise of stock options during the six months ended June 30, 2017.

Description of Indebtedness
As of June 30, 2017, our Term Facility consisted of $400.0 million of outstanding term loans maturing on May 25, 2024 and an undrawn $120.0 million Revolving Facility (which includes borrowing capacity available for letters of credit and for short-term borrowings) maturing on May 25, 2022. As of June 30, 2017, the interest rate on the term loan facilities was 3.22%.
All obligations under the Credit Agreement are guaranteed by each of the material wholly-owned domestic restricted subsidiaries of the Company, subject to certain exceptions. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and each guarantor, subject to customary exceptions, including:

•
a pledge of 100% of the equity interests directly held by the Company and each guarantor in any wholly-owned material subsidiary of the Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary or FSHCO, will not include more than 65% of the voting stock of such non-U.S. subsidiary or FSHCO), subject to certain exceptions; and

•	a security interest in substantially all of the tangible and intangible assets of the Company and each guarantor, subject to customary exceptions.
The Credit Agreement contains other customary terms, including (i) representations and warranties, (ii) affirmative covenants, (iii) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and a financial covenant to maintain a certain Consolidated First Lien Net Leverage Ratio as set forth in the Credit Agreement, and (iv) customary events of default.

Pricing Options
Interest under the Revolving Facility and the Term Facility is payable, at the Company’s option, either at a base rate (subject to a floor of 0.00% and based on the highest of the prime rate, the overnight federal funds rate plus 1⁄2 of 1.00% and the one-month LIBOR rate plus 1.00%) plus an applicable margin of 1.00% per annum or a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin of 2.00% per annum. Such applicable margins will be reduced by 0.25%, in each case, if (i) the Company’s Consolidated First Lien Gross Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 1.00 to 1.00 or (ii) the Company maintains credit rating equal to or higher than Baa3 from Moody’s and BBB- from S&P. As of June 30, 2017, the interest rate applicable to borrowings under the term loan facilities was 3.22%.
Interest Expense
The interest payment dates of the loans are dependent on the duration of the interest periods for the types of loans selected by the Company and are set forth in the Credit Agreement. In addition, we are required to pay a commitment fee on any unutilized commitments under the Revolving Facility. The initial commitment fee rate is 0.25% per annum and varies based upon a leverage-based pricing grid. We are also required to pay customary letter of credit fees.
Recent Accounting Pronouncements
Refer to Note 2 - "Basis of Presentation" of the unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
In August of 2016, Heartland and the City of Joplin, Missouri, or Joplin, entered into agreements by which Joplin agreed to issue up to an aggregate principal amount of approximately $83.3 million of industrial revenue bonds to purchase the land on which the current Heartland facility resides and the land on which the expansion of the Heartland facility will reside, and the associated buildings, structures, and fixtures, including the additional manufacturing equipment which will be included in the expansion of the Heartland facility (collectively, the “Property”). Heartland agreed to purchase such industrial revenue bonds and which Property was then agreed to be leased back to Heartland. As Heartland will become the owner of the Property at the end of the lease term, the lease meets the requirements of a capital lease and the equipment and land are recorded as property, plant and equipment our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreement with the amounts due under the industrial revenue bonds. As of June 30, 2017, Joplin had issued and Heartland had purchased approximately $10.8 million of industrial revenue bonds and Joplin had purchased from, and leased back to, Heartland the land for a corresponding amount.
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
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our Term Facility is variable rate debt. Interest rate changes generally do not affect the market value of our Term Facility but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of June 30, 2017, we had variable rate debt of approximately $400.0 million under our Term Facility. An increase of 1% would have increased our interest expense for the three and six months ended June 30, 2017 by approximately $1.0 million and $2.0 million, respectively.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On November 2, 2016, we entered into a settlement agreement with Nestlé Purina pursuant to which we paid Nestlé Purina $32.0 million, each party dismissed all of its claims and counterclaims against the other with prejudice, and we dismissed, with prejudice, our claims against Nestlé Purina’s advertising and public relations agencies (the “Nestlé Purina Settlement”). We plan to continue to pursue our claims against the third party ingredient supplier and broker that sold us mislabeled ingredients, as well as against our insurance providers as further described below. However, we may not be able to fully recover from such supplier or broker, or from our insurance providers, the full amount paid in the Nestlé Purina Settlement or other damages incurred in connection with our litigation with Nestlé Purina. In addition, our lawsuits against (i) the third party ingredient supplier and broker, and (ii) our insurance providers, are currently subject to a stay. On March 9, 2017, the United States District Court for the Eastern District of Missouri, which is presiding over our lawsuit against the third party ingredient supplier and broker, granted a motion by the United States Department of Justice to stay all proceedings in our lawsuit until otherwise ordered by the court, due to the potential for the lawsuit to interfere with an ongoing criminal investigation. The Department of Justice has already filed criminal charges against both the third party ingredient supplier and broker for violations of the Federal Food, Drug and Cosmetic Act, and has indicated that its investigation is ongoing.
In addition, a number of related putative consumer class action lawsuits were filed in various states in the U.S. making allegations similar to Nestlé Purina’s and seeking monetary damages and injunctive relief. We also brought damages and indemnity claims against our former ingredient supplier and broker with respect to these U.S. class action lawsuits. In December 2015, we entered into a settlement agreement with the plaintiffs to resolve all of the U.S. class action lawsuits (the “Class Action Settlement”). Under the terms of the Class Action Settlement, we agreed to pay $32.0 million into a settlement fund, and on January 8, 2016, we paid this $32.0 million into an escrow account pending final court approval. Attorneys’ fees awarded by the court and all costs of notice and claims administration will be paid from the settlement fund. The Class Action Settlement received final trial court approval on May 19, 2016. On July 5, 2017, the United States Court of Appeals for the Eighth Circuit affirmed the trial court’s decision, and on July 31, 2017, appellant’s petition for rehearing was denied. The amount that each class member who submits a claim for reimbursement will receive will depend on the total amount of Blue Buffalo products purchased by the claimant during the class period and certain other conditions including whether the claimant has a proof of purchase. The Class Action Settlement value does not take into account any potential recovery from insurance or from our former ingredient supplier or broker, against whom we will continue to pursue our claims for indemnity and other damages. However, we may not be able to fully recover from such supplier or broker, or from our insurance providers the full amount of paid in the Class Action Settlement or other damages incurred in connection with the U.S. class action lawsuits.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable
ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1
Amendment No. 1, dated July 28, 2017  to the Amended and Restated Investor Rights Agreement, dated as of January 21, 2015 by and among the Registrant, Invus, L.P., and certain stockholders party thereto (filed herewith).

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

Dated: August 9, 2017