Form 10-Q
period 2017-09-30
Blue Buffalo Pet Products, Inc.
filed 2017-11-08
CIK 1609989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at November 3, 2017
Common stock, par value $0.01 per share	195,263,113

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Balance Sheets
(dollars in thousands, except for share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$308,382	$292,656
Receivables, net	150,545	115,446
Inventories	77,862	70,941
Prepaid expenses and other current assets	7,712	6,130
Total current assets	544,501	485,173

Restricted cash	781	781
Property, plant and equipment, net	242,702	162,232
Deferred income taxes	52	1,311
Other assets	1,056	853
Total assets	$789,092	$650,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,000	$3,960
Accounts payable	56,473	35,238
Other current liabilities	68,436	59,629
Total current liabilities	128,909	98,827

Long-term debt	390,776	379,177
Deferred income taxes	13,687	12,660
Other long-term liabilities	12,465	13,348
Total liabilities	545,837	504,012

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 150,000,000 shares authorized; none issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, voting; $0.01 par value; 1,500,000,000 shares authorized; 197,344,697 and 196,524,010 shares issued at September 30, 2017 and December 31, 2016, respectively	1,973	1,965
Additional paid-in capital	78,915	71,420
Retained earnings	212,601	72,692
Accumulated other comprehensive (loss) income	(234)	261
Treasury stock, at cost; 2,092,774 and no shares at September 30, 2017 and December 31, 2016, respectively	(50,000)	—
Total stockholders’ equity	243,255	146,338
Total liabilities and stockholders’ equity	$789,092	$650,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Income
(dollars in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$340,845	$287,996	$937,627	$854,682
Cost of sales	180,028	154,787	500,398	470,938
Gross profit	160,817	133,209	437,229	383,744
Selling, general and administrative expenses	75,188	65,493	210,799	190,849
Provision for legal settlement	—	32,000	—	32,000
Operating income	85,629	35,716	226,430	160,895
Interest expense	2,667	3,766	8,979	11,233
Interest income	(488)	(137)	(787)	(361)
Other non-operating (income) expense, net	(52)	—	32	—
Income before income taxes	83,502	32,087	218,206	150,023
Provision for income taxes	30,365	10,605	78,297	54,584
Net income	$53,137	$21,482	$139,909	$95,439

Basic net income per common share	$0.27	$0.11	$0.71	$0.49
Diluted net income per common share	$0.27	$0.11	$0.70	$0.48
Basic weighted average shares	196,121,691	196,445,684	196,577,436	196,311,529
Diluted weighted average shares	198,659,459	199,452,308	199,258,760	199,290,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$53,137	$21,482	$139,909	$95,439
Other comprehensive income (loss):
Foreign currency translation adjustment	(29)	6	(495)	72
Other comprehensive income (loss), before tax	(29)	6	(495)	72
Income tax expense on other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	(29)	6	(495)	72
Comprehensive income	$53,108	$21,488	$139,414	$95,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(dollars in thousands, except for share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2016	196,524,010	$1,965	$71,420	$72,692	$261	—	—	$146,338
Other comprehensive income (loss)	—	—	—	—	(495)	—	—	(495)
Issuance of restricted stock awards	35,430	—	815	—	—	—	—	815
Exercise of stock options	785,257	8	4,519	—	—	—	—	4,527
Repurchases of common stock	—	—	—	—	—	2,092,774	(50,000)	(50,000)
Stock-based compensation expense	—	—	2,161	—	—	—	—	2,161
Net income	—	—	—	139,909	—	—	—	139,909
Balance at September 30, 2017	197,344,697	$1,973	$78,915	$212,601	$(234)	2,092,774	$(50,000)	$243,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$139,909	$95,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,767	6,766
Amortization of debt issuance costs	247	91
Stock-based compensation	2,976	3,051
(Gain) loss on disposal of fixed assets	562	(2)
Deferred income taxes	2,286	3,061
Provision for legal settlement	—	32,000
Payment of legal settlement	—	(32,000)
Effect of changes in operating assets and liabilities:
Receivables	(35,324)	(12,282)
Inventories	(6,850)	8,257
Prepaid expenses and other assets	(1,849)	(2,066)
Accounts payable	20,812	4,055
Other liabilities	(9,292)	5,158
Net cash provided by operating activities	121,244	111,528

Cash flows from investing activities:
Capital expenditures	(71,665)	(17,901)
Restricted cash	—	(308)
Proceeds from the sale of fixed assets	—	15
Net cash used in investing activities	(71,665)	(18,194)

Cash flows from financing activities:
Proceeds from borrowings of new debt	400,000	—
Repayment of long-term debt	(382,147)	—
Payments related to long-term refinancing	(4,382)	—
Principal payments on long-term debt	(1,990)	(2,970)
Repurchases of common stock	(50,000)	—
Proceeds from exercise of stock options	4,527	1,805
Net cash used in financing activities	(33,992)	(1,165)

Effect of exchange rate changes on cash and cash equivalents	139	(60)
Net increase in cash and cash equivalents	15,726	92,109
Cash and cash equivalents at beginning of period	292,656	224,253
Cash and cash equivalents at end of period	$308,382	$316,362

Supplemental schedule of non-cash investing activities:
Accruals related to property, plant and equipment	17,125	—

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
The Company established an implementation team, completed an initial contract review, and is continuing to identify potential differences in its current accounting policies that would result from the implementation of the new revenue standard. Based on the assessment work to date, the Company expects to estimate and record certain variable payments, resulting from trade promotions and incentives, earlier than the historical accounting under Topic 605. The Company continues to evaluate the materiality of this impact on net revenues on an annual and interim basis and currently cannot reasonably estimate the expected financial impact of adoption on the Company’s financial statements. While significant progress has been made on the implementation of the new revenue standard, the Company’s final evaluation of the new revenue standard is ongoing and will continue throughout 2017, including making a final decision on expanded disclosures and whether the full retrospective or the modified retrospective method of adoption will be applied.
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
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718)" ("ASU 2017-09") which provides clarity and expects to reduce both (1) diversity in practice and (2) cost and complexity when applying guidance in Topic 718, to a change to the terms or conditions of a share-based award. ASU 2017-09 is effective after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and the amendments to this ASU will be applied prospectively to an award modified on or after the adoption date. The Company does not expect to early adopt ASU 2017-09 and it is not expected to have a material effect on its consolidated financial statements.
Note 3 – Receivables

Receivables consisted of the following:

(dollars in thousands)	September 30, 2017	December 31, 2016
Trade receivables, net	$140,580	$110,873
Other receivables	9,965	4,573
Total	$150,545	$115,446

Other receivables consist primarily of income tax receivables of $4.9 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively and reimbursable amounts due from co-manufacturers for packaging of $4.2 million and $3.8 million at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016 the allowance for doubtful accounts was $0.8 million and $0.4 million, respectively.

Note 4 – Inventories

Inventories consisted of the following:

(dollars in thousands)	September 30, 2017	December 31, 2016
Finished goods	$73,368	$67,187
Work in process	285	286
Raw materials	2,481	2,346
Packaging and supplies	1,728	1,122
Total	$77,862	$70,941

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(dollars in thousands)	September 30, 2017	December 31, 2016
Buildings	$59,314	$59,314
Machinery and equipment	53,959	49,079
Computer software	16,875	14,849
Computer equipment	4,582	4,599
Furniture and fixtures	1,840	1,772
Leasehold improvements	1,589	1,477
Land improvements	493	493
Land	395	401
Buildings improvements	600	189
Construction in progress	133,266	53,891
	272,913	186,064
Accumulated depreciation and amortization	(30,211)	(23,832)
Total	$242,702	$162,232

Depreciation and amortization expense was approximately $2.5 million and $2.3 million for the three months ended September 30, 2017 and 2016, respectively and approximately $7.8 million and $6.8 million for the nine months ended September 30, 2017 and 2016, respectively.

In August of 2016, Heartland and the City of Joplin, Missouri, or Joplin, entered into agreements by which Joplin agreed to issue up to an aggregate principal amount of approximately $83.3 million of industrial revenue bonds to purchase the land on which the current Heartland facility resides and the land on which the expansion of the Heartland facility will reside, and the associated buildings, structures, and fixtures, including the additional manufacturing equipment which will be included in the expansion of the Heartland facility (collectively, the “Property”). Heartland agreed to purchase such industrial revenue bonds and which Property was then agreed to be leased back to Heartland. As Heartland will become the owner of the Property at the end of the lease term, the lease meets the requirements of a capital lease and the equipment and land are recorded as property, plant and equipment our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreement with the amounts due under the industrial revenue bonds. As of September 30, 2017, Joplin had issued and Heartland had purchased approximately $10.8 million of industrial revenue bonds and Joplin had purchased from, and leased back to, Heartland the land for a corresponding amount.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6 – Long-term Debt

Long-term debt consisted of the following:

(dollars in thousands)	September 30, 2017	December 31, 2016
Term loan	$394,776	$383,137
Less current maturities	(4,000)	(3,960)
Total long-term debt	$390,776	$379,177

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
At September 30, 2017, we had a carrying value of $394.8 million of term loan borrowings (fair value of $397.2 million) at an effective interest rate of 3.51% and no outstanding borrowings under the Revolving Facility. At December 31, 2016, the Company had $383.1 million of term loan borrowings (fair value of $386.5 million) at an effective interest rate of 3.79% and no outstanding borrowings under the revolving credit facility.
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

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

At September 30, 2017 and December 31, 2016, the Company had approximately $281.7 million and $270.9 million, respectively, of cash primarily invested in interest bearing demand deposit accounts and money market deposit accounts which were included in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheets (Level 1).

The Company reports transfers in and out of Levels 1, 2 and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred. There were no transfers in or out of Level 1, 2, or 3 during the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

As of September 30, 2017, the carrying value of the Company’s outstanding borrowings under the Term Facility was approximately $394.8 million as compared to a fair value of $397.2 million (Level 2). As of December 31, 2016, the carrying value of the Company’s outstanding borrowings under the Term Facility was approximately $383.1 million as compared to a fair value of $386.5 million (Level 2). The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities and credit risk.
Note 8 – Treasury Stock
On July 31, 2017, the Board of Directors approved the terms of a share repurchase program, under which the Company is authorized to repurchase up to $50.0 million of its common shares. The Company repurchased shares through open market purchases in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934.  Purchases were made at times and prices considered appropriate by management. Repurchased common stock is available for use in connection with the Company's stock plans and for other corporate purposes. This authority is primarily used to offset dilution caused by the issuance and exercise of stock options and other equity compensation programs. Based on the Company’s strong cash flow and balance sheet, this program did not impact our ability to execute our business plans, allocate capital for our capital investment projects or pursue other strategic initiatives. The Company financed the share repurchase program through its operating cash flow and cash on hand.
During the three months ended September 30, 2017, the Company repurchased approximately 2.1 million shares of its common stock through open market purchases at an average price of $23.89, and a total cost of $50.0 million, including broker's commissions. As of September 30, 2017, the share repurchase program was fully executed.
The repurchase of these shares by the Company was accounted for under the cost method. The share repurchases were recorded as "Treasury stock, at cost" on the Unaudited Condensed Consolidated Balance Sheets.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 – Stock-Based Compensation

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

On March 4, 2013, the Plan was amended to increase the maximum number of shares of stock available under the Plan by 210,000 shares to 14,242,061 shares (the “Amended Plan”). As of September 30, 2017, there were 5,230,642 shares of common stock reserved under the Amended Plan. As of September 30, 2017, the maximum number of shares available for grant under the Amended Plan was 172,377.

In July 2015, the Board of Directors adopted and our shareholders approved the Company’s 2015 Omnibus Incentive Plan (“2015 Plan”). The 2015 Plan provides that the total number of shares of common stock that may be issued under our 2015 Plan is 8,400,000. The 2015 Plan provides for the grant of stock options (ISOs and non-qualified), SARs, restricted stock awards (RSAs), restricted stock units (RSUs), performance units, performance-based stock awards, dividend equivalent rights and other stock-based incentive awards. As of September 30, 2017, the maximum number of shares available for grant under the 2015 Plan was 7,524,531.
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

The following are the weighted-average assumptions used for grants issued during the nine month periods ended September 30:

	2017	2016
Volatility	30.68%	32.58%
Risk-free interest rate	1.93%	1.23%
Expected term (years)	5	5
Dividend yield	—	—
Grant-date fair value	$7.00	$7.81

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes stock option activity during the year and also presents stock options outstanding and exercisable as of September 30, 2017 (dollars in millions, except for per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2016	4,248,156	$7.20
Granted	383,887	$23.00
Exercised	(785,257)	$5.76
Forfeited	(59,924)	$17.72
Expired	(43,021)	$10.73
Options outstanding at September 30, 2017	3,743,841	$8.92
Options exercisable at September 30, 2017	2,208,015	$5.87

During the three and nine months ended September 30, 2017, the Company granted 8,718 and 184,752 ISOs and 142 and 199,135 non-qualified stock option grants. respectively.
Restricted Stock

The following table summarizes RSA and RSU activity for the nine months ended September 30, 2017:

	RSAs		RSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	—	$—	61,861	$25.45
Granted	35,430	$23.00	106,609	$23.00
Vested	(35,430)	$23.00	—	$—
Forfeited	—	$—	(5,769)	$24.61
Outstanding at September 30, 2017	—	$—	162,701	$23.87

During the three months ended March 31, 2017, members of the Company's Board of Directors received a fully-vested grant of 35,430 RSAs with a three-year holding restriction under the 2015 Plan. The total fair value of these restricted stock awards on the date of grant was $0.8 million, of which the full amount was recognized as a component of stock-based compensation expense during the three months ended March 31, 2017. There were no grants of RSAs during the three months ended September 30, 2017.

During the three and nine months ended September 30, 2017, the Company granted 2,746 and 106,609 RSUs, respectively under the 2015 Plan to its employees. The stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. RSUs have a three-year cliff vesting term. The total fair value of these restricted stock units on the date of grant was $2.5 million, which will be recognized as a component of stock-based compensation expense and amortized on a straight-line basis over the three-year vesting term.

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Stock-based Compensation Expense

Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during the three months ended September 30, 2017 and 2016 was approximately $0.8 million and $1.0 million, respectively. Stock-based compensation costs charged to operations (as a component of selling, general, and administrative expenses) during the nine months ended September 30, 2017 and 2016 was approximately $3.0 million and $3.1 million, respectively.

Unrecognized stock-based compensation related to outstanding unvested stock options and restricted stock units is expected to be recognized in the Company’s statements of income as follows (by fiscal year):

(dollars in thousands)
2017 (period from October 1 to December 31, 2017)	$850
2018	2,957
2019	2,031
2020	469
Total	$6,307
Note 10 – Earnings Per Share

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except for per share data)	2017	2016	2017	2016
Net income	$53,137	$21,482	$139,909	$95,439

Basic weighted average number of shares outstanding	196,121,691	196,445,684	196,577,436	196,311,529
Dilutive effect of stock options and RSUs	2,537,768	3,006,624	2,681,324	2,978,488
Diluted weighted average number of shares outstanding	198,659,459	199,452,308	199,258,760	199,290,017

Basic net income per common share	$0.27	$0.11	$0.71	$0.49
Diluted net income per common share	$0.27	$0.11	$0.70	$0.48
Anti-dilutive shares excluded from diluted earnings per share computation	606,903	385,861	486,008	407,845
Note 11 – Related Parties

Invus Partners LLC which, as of September 30, 2017, beneficially owned 44.8% of the Company's outstanding common stock, holds $19.7 million of the Company’s outstanding debt under the Term Facility. Several of the

Blue Buffalo Pet Products, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

members of the Company's Board of Directors (“BOD”) are members of Invus Partners LLC, as well as managing directors and officers of the general partner of Invus Partners LLC.

In addition, Kunkemueller Enterprises LP, which is owned in part by the wife of one of the members of our BOD, holds $1.5 million of our debt under the Term Facility.

Note 12 – Legal Proceedings
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
During the second quarter of 2017, PetSmart, a national pet superstore and our largest customer, acquired Chewy.com ("Chewy"), an eCommerce retailer. We have experienced significant growth in our net sales to eCommerce retailers, and these sales have continued to grow faster than our net sales to national pet superstores including PetSmart. Despite our growth within eCommerce, as a result of PetSmart’s acquisition of Chewy, we expect our sales will continue to be concentrated in a limited number of customers. Year to date, our net sales to PetSmart and Chewy on a combined, pro forma basis accounted for approximately 45% of our total net sales.
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

Results of Operations

The following tables present our selected statement of income data in dollars and expressed as a percentage of net sales for the periods presented:

	Three Months Ended September 30,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2017	2016	2017	2016
Net sales	$340,845	$287,996	100.0%	100.0%
Cost of sales	180,028	154,787	52.8%	53.7%
Gross profit	160,817	133,209	47.2%	46.3%
Selling, general, and administrative expenses	75,188	65,493	22.1%	22.7%
Provision for legal settlement	—	32,000	—%	11.1%
Operating income	85,629	35,716	25.1%	12.4%
Interest expense	2,667	3,766	0.8%	1.3%
Interest income	(488)	(137)	(0.1)%	—%
Other non-operating (income) expense, net	(52)	—	—%	—%
Income before income taxes	83,502	32,087	24.5%	11.1%
Provision for income taxes	30,365	10,605	8.9%	3.7%
Net income	$53,137	$21,482	15.6%	7.5%

Basic net income per common share	$0.27	$0.11
Diluted net income per common share	$0.27	$0.11

	Nine Months Ended September 30,		% of Net Sales
(dollars in thousands, except for per share amounts and percentages)	2017	2016	2017	2016
Net sales	$937,627	$854,682	100.0%	100.0%
Cost of sales	500,398	470,938	53.4%	55.1%
Gross profit	437,229	383,744	46.6%	44.9%
Selling, general, and administrative expenses	210,799	190,849	22.5%	22.3%
Provision for legal settlement	—	32,000	—%	3.7%
Operating income	226,430	160,895	24.1%	18.8%
Interest expense	8,979	11,233	1.0%	1.3%
Interest income	(787)	(361)	(0.1)%	—%
Other non-operating (income) expense, net	32	—	—%	—%
Income before income taxes	218,206	150,023	23.3%	17.6%
Provision for income taxes	78,297	54,584	8.4%	6.4%
Net income	$139,909	$95,439	14.9%	11.2%

Basic net income per common share	$0.71	$0.49
Diluted net income per common share	$0.70	$0.48

Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016

Net Sales
Net sales increased $52.8 million, or 18.4%, to $340.8 million for the three months ended September 30, 2017, compared to $288.0 million for the three months ended September 30, 2016. Volume growth accounted for 9.8 percentage points of the increase in net sales, favorable mix contributed 8.3 percentage points, and favorable net pricing contributed 0.3 percentage point.
Net sales of Dry Foods increased $31.1 million, or 13.3%, to $265.0 million for the three months ended September 30, 2017, compared to $233.8 million for the three months ended September 30, 2016. Volume growth accounted for 7.8 percentage points of the increase in net sales, favorable mix contributed 4.5 percentage points, and favorable net pricing contributed 1.0 percentage point. The performance of our BLUE Life Protection Formula and BLUE Wilderness product lines primarily drove the growth in net sales of Dry Foods.

Net sales of Wet Foods, Treats and Other Products increased $21.7 million, or 40.1%, to $75.9 million for the three months ended September 30, 2017, compared to $54.1 million for the three months ended September 30, 2016. Favorable product mix accounted for 24.7 percentage points of the increase in net sales, volume growth accounted for 18.2 percentage points of the increase, which was partially offset by unfavorable net pricing of 2.9 percentage points. The performance of our BLUE Life Protection Formula and BLUE Wilderness product lines primarily drove the growth in net sales of Wet Foods, Treats and Other Products. The decrease in net pricing was primarily driven by an increase in promotional activity and partially offset by pricing actions taken on selected items during the first quarter of 2017.
Gross Profit
Gross profit increased $27.6 million, or 20.7%, to $160.8 million for the three months ended September 30, 2017, compared to $133.2 million for the three months ended September 30, 2016, driven primarily by supply chain efficiencies. Gross margin increased to 47.2% for the three months ended September 30, 2017 from 46.3% for the three months ended September 30, 2016, driven primarily by favorable product mix and supply chain efficiencies, which were partially offset by higher distribution and warehousing costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $75.2 million for the three months ended September 30, 2017, up $9.7 million, or 14.8%, from $65.5 million for the three months ended September 30, 2016. The increase was primarily due to incremental expense related to our ongoing investments in advertising and marketing consistent with our strategy to invest in our brand and product lines.
Provision for Legal Settlement
Provision for legal settlement for the three months ended September 30, 2016 was $32.0 million due to the settlement agreement entered into on November 2, 2016 related to the Nestlé Purina lawsuit as disclosed in Note 12 to our unaudited condensed consolidated financial statements.
Interest Expense, Net
Interest expense, net decreased $1.5 million, or 40.0%, to $2.2 million for the three months ended September 30, 2017, compared to $3.6 million for the three months ended September 30, 2016. This decrease was primarily due to capitalized interest expense related to construction in progress and higher interest income recorded during the three months ended September 30, 2017. There was no capitalized interest recorded during the three months ended September 30, 2016. Our effective interest rate quarter-over-quarter was 3.59% and 3.90% for the three months ended September 30, 2017 and 2016, respectively.
Provision for Income Taxes
Provision for income taxes increased $19.8 million, or 186.3%, to $30.4 million for the three months ended September 30, 2017, compared to $10.6 million for the three months ended September 30, 2016. Our effective tax rate was 36.4% for the three months ended September 30, 2017 as compared to 33.1% for the three months ended September 30, 2016. The increase in our effective tax rate was primarily driven by the effects of fewer stock option exercises during the three months ended September 30, 2017.
Net Income
As a result of the factors above, net income increased $31.7 million, or 147.4%, to $53.1 million for the three months ended September 30, 2017, compared to $21.5 million for the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 Compared With Nine Months Ended September 30, 2016

Net Sales
Net sales increased $82.9 million, or 9.7%, to $937.6 million for the nine months ended September 30, 2017, compared to $854.7 million for the nine months ended September 30, 2016. Volume growth accounted for 5.1 percentage points of the increase in net sales, favorable product mix contributed 4.2 percentage points, and favorable net pricing contributed 0.4 percentage point.

Net sales of Dry Foods increased $53.4 million, or 7.7%, to $747.6 million for the nine months ended September 30, 2017, compared to $694.3 million for the nine months ended September 30, 2016. Volume growth accounted for 4.4 percentage points of the increase in net sales of Dry Foods, favorable product mix contributed 1.8 percentage points, and favorable net pricing contributed 1.4 percentage points of growth. The strong performance of our BLUE Life Protection Formula and BLUE Wilderness product lines primarily drove the growth in net sales of Dry Foods.

Net sales of Wet Foods, Treats and Other Products increased $29.6 million, or 18.4%, to $190.0 million for the nine months ended September 30, 2017, compared to $160.4 million for the nine months ended September 30, 2016. Favorable product mix contributed 14.5 percentage points of the increase in net sales of Wet Foods, Treats and Other Products, favorable volume growth accounted for 8.0 percentage points, which was partially offset by unfavorable net pricing contributing 4.1 percentage points. The strong performance of our BLUE Life Protection Formula and BLUE Wilderness product lines primarily drove the growth in net sales of Wet Foods, Treats and Other Products. The decrease in net pricing was primarily driven by an increase in promotional activity and partially offset by pricing actions taken on selected items during the first quarter of 2017.

Gross Profit
Gross profit increased $53.5 million, or 13.9%, to $437.2 million for the nine months ended September 30, 2017, compared to $383.7 million for the nine months ended September 30, 2016, driven primarily by increased volume and supply chain efficiencies. Gross margin increased to 46.6% for the nine months ended September 30, 2017 from 44.9% for the nine months ended September 30, 2016, driven primarily by supply chain efficiencies and favorable product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $210.8 million for the nine months ended September 30, 2017, up $20.0 million, or 10.5%, from $190.8 million for the nine months ended September 30, 2016. The increase was primarily due to incremental expense related to our ongoing investments in advertising and marketing consistent with our strategy to invest in our brand and product lines.
Provision for Legal Settlement
Provision for legal settlement for the nine months ended September 30, 2016 was $32.0 million due to the settlement agreement entered into on November 2, 2016 related to the Nestlé Purina lawsuit as disclosed in Note 12 to our unaudited condensed consolidated financial statements.
Interest Expense, Net
Interest expense, net decreased $2.7 million, or 24.7%, to $8.2 million for the nine months ended September 30, 2017, compared to $10.9 million for the nine months ended September 30, 2016. This decrease was primarily due to capitalized interest expense related to construction in progress and higher interest income recorded during the nine months ended September 30, 2017. There was no capitalized interest recorded during the nine months ended September 30, 2016. Our effective interest rate was 3.51% over the nine months ended September 30, 2017 as compared to 3.63% for the nine months ended September 30, 2016.
Provision for Income Taxes
Provision for income taxes increased $23.7 million, or 43.4%, to $78.3 million for the nine months ended September 30, 2017, compared to $54.6 million for the nine months ended September 30, 2016. Our effective tax rate was 35.9% for the nine months ended September 30, 2017 as compared to 36.4% for the nine months ended September 30, 2016. The decrease in our effective tax rate was primarily driven by the effects of larger stock option exercises during the nine months ended September 30, 2017.

Net Income
As a result of the factors above, net income increased $44.5 million, or 46.6%, to $139.9 million for the nine months ended September 30, 2017, compared to $95.4 million for the nine months ended September 30, 2016.
Financial Condition, Liquidity, and Capital Resources

Overview
Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $120.0 million Revolving Facility to provide us with an additional source of liquidity but have not had to draw on our Revolving Facility. As of September 30, 2017, our cash and cash equivalents were $308.4 million compared to cash and cash equivalents as of December 31, 2016 of $292.7 million. On May 25, 2017, we entered into a new $400.0 million Term Facility. A majority of the proceeds of the Term Facility were used to refinance the Old Credit Agreement. As of September 30, 2017, we had outstanding indebtedness of $399.0 million under the term loan facilities. Pursuant to the Credit Agreement, $1.0 million of the Term Facility must be repaid each fiscal quarter commencing with the fiscal quarter of the Company ending September 30, 2017. Upon maturity on May 25, 2024, the remaining principal balance of $373.0 million will be due.
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

Our primary working capital requirements are for product and product-related costs, the payment of payroll, rent and distribution costs, advertising and marketing expenditures and the costs related to the development and commercialization of new products. Fluctuations in working capital are primarily driven by fluctuations in accounts receivable. As of September 30, 2017, we had working capital of $415.6 million, compared to $386.3 million as of December 31, 2016.

On July 31, 2017, the Board of Directors approved the terms of a share repurchase program, under which the Company is authorized to repurchase up to $50.0 million of its common shares. The Company financed the $50.0 million share repurchase program through its cash generated from operations and cash on hand. Based on the Company’s strong cash flow and balance sheet, this program did not impact our ability to execute our business plans, allocate capital for our capital investment projects or pursue other strategic initiatives. We completed this share repurchase program during the three months ended September 30, 2017.

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
Cash Flows
Operating Activities
Net cash provided by operating activities was $121.2 million for the nine months ended September 30, 2017, compared to $111.5 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we made a $32.0 million payment related to our settlement agreement in the U.S. consumer class action lawsuits. During the nine months ended September 30, 2017, the increase in cash provided by operating activities was primarily due to an increase in net income, which was partially offset by working capital changes.

Investing Activities
Net cash used in investing activities was $71.7 million for the nine months ended September 30, 2017, compared to $18.2 million for nine months ended September 30, 2016. The increase in net cash used in investing activities were the result of capital expenditures for investments to expand our internal manufacturing capabilities.

Financing Activities
Net cash used in financing activities was $34.0 million for the nine months ended September 30, 2017, compared to net cash used in financing activities of $1.2 million for the nine months ended September 30, 2016. The increase in net cash used by financing activities was primarily due to repurchases of common stock, which was partially offset by proceeds received from the issuance of new debt and the exercise of stock options during the nine months ended September 30, 2017.

Description of Indebtedness
As of September 30, 2017, our Term Facility consisted of $399.0 million of outstanding term loans maturing on May 25, 2024 and an undrawn $120.0 million Revolving Facility (which includes borrowing capacity available for letters of credit and for short-term borrowings) maturing on May 25, 2022. As of September 30, 2017, the interest rate on the term loan facilities was 3.23%.
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
Pricing Options
Interest under the Revolving Facility and the Term Facility is payable, at the Company’s option, either at a base rate (subject to a floor of 0.00% and based on the highest of the prime rate, the overnight federal funds rate plus 1⁄2 of 1.00% and the one-month LIBOR rate plus 1.00%) plus an applicable margin of 1.00% per annum or a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin of 2.00% per annum. Such applicable margins will be reduced by 0.25%, in each case, if (i) the Company’s Consolidated First Lien Gross Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 1.00 to 1.00 or (ii) the Company maintains credit rating equal to or higher than Baa3 from Moody’s and BBB- from S&P. As of September 30, 2017, the interest rate applicable to borrowings under the term loan facilities was 3.23%.
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
Off-Balance Sheet Arrangements
In August of 2016, Heartland and the City of Joplin, Missouri, or Joplin, entered into agreements by which Joplin agreed to issue up to an aggregate principal amount of approximately $83.3 million of industrial revenue bonds to purchase the land on which the current Heartland facility resides and the land on which the expansion of the Heartland facility will reside, and the associated buildings, structures, and fixtures, including the additional manufacturing equipment which will be included in the expansion of the Heartland facility (collectively, the “Property”). Heartland agreed to purchase such industrial revenue bonds and which Property was then agreed to be leased back to Heartland. As Heartland will become the owner of the Property at the end of the lease term, the lease meets the requirements of a capital lease and the equipment and land are recorded as property, plant and equipment our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreement with the amounts due under the industrial revenue bonds. As of September 30, 2017, Joplin had issued and Heartland had purchased approximately $10.8 million of industrial revenue bonds and Joplin had purchased from, and leased back to, Heartland the land for a corresponding amount.
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
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our Term Facility is variable rate debt. Interest rate changes generally do not affect the market value of our Term Facility but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of September 30, 2017, we had variable rate debt of approximately $399.0 million under our Term Facility. An increase of 1% would have increased our interest expense for the three and nine months ended September 30, 2017 by approximately $1.0 million and $3.0 million, respectively.
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

Dated: November 8, 2017