Form 10-K
period 2017-12-31
Blue Buffalo Pet Products, Inc.
filed 2018-02-26
CIK 1609989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒      Accelerated filer  ☐      Smaller reporting company  ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,171,233,581 based on the closing sale price as reported on the NASDAQ Stock Market.
The number of shares of the registrant’s common stock outstanding as of February 20, 2018 was 195,584,998.
Documents Incorporated by Reference:
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference from the registrant's definitive proxy statement relating to its 2018 annual meeting of shareholders to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year.

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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the following:

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined under the section entitled “Business” in this Annual Report on Form 10-K) could have a material adverse effect on us and our stock price;

•
the inability to consummate the proposed Merger (as defined under the section entitled “Business” in this Annual Report on Form 10-K) or the inability to consummate the Merger in the timeframe or manner currently anticipated, due to the failure to satisfy any of the conditions to completion of the proposed Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger, could have a material adverse effect on us and our stock price;

•	risks related to disruption of management's attention from our ongoing business operations due to the proposed Merger;

•	the effect of the announcement of the proposed Merger on the Company's relationships with its customers, suppliers, employees and others with whom it has relationships;

•	We may not be able to successfully implement our growth strategy on a timely basis or at all, including our launch into select grocery and mass retailers in the FDM channel;

•	The growth of our business depends on our ability to accurately predict consumer trends and demand and successfully introduce new products and product line extensions and improve existing products;

•	Any damage to our reputation or our brand could have a material adverse effect on our business, financial condition, and results of operations;

•	Our growth and business are dependent on trends that may change or not continue, and our historical growth may not be indicative of our future growth;

•	There may be decreased spending on pets in a challenging economic climate;

•	Our business depends, in part, on the sufficiency and effectiveness of our marketing and trade promotion programs;

•	If we are unable to maintain or increase prices, our margins may decrease;

•	We are dependent on a relatively limited number of customers for a significant portion of our sales;

•	We rely upon a limited number of contract manufacturers to provide a significant portion of our supply of products; and

•	We may not be able to successfully complete construction of our new dry food facility, and ramp up operations at such facility or our new treats facility.

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
Terms Used in This Annual Report on Form 10-K

We use the terms "we," "us" and the "Company" in this Annual Report on Form 10-K to refer to Blue Buffalo Pet Products, Inc. and its subsidiaries, and references to “Blue Buffalo Pet Products, Inc.” and the “Registrant” refer only to Blue Buffalo Pet Products, Inc. exclusive of its subsidiaries. We define our market share based on retail sales rather than volume sold. Our market share based on volume sold is typically lower than our market share based on retail sales as our products are priced at a premium to many of our competitors’ products. We calculate the percentage of dogs and cats eating our products based on our share of volume sold in Tracked Channels. We define our market segments as follows:

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

Therapeutic (Rx) brands are formulated to support treatment for certain medical conditions and are prescribed by veterinarians. Certain Therapeutic pet foods that claim to diagnose, cure, mitigate or prevent diseases are regulated by the U.S. Food and Drug Administration, or FDA, as animal drugs rather than as pet food, and are subject to FDA pre-market approval. In light of this regulatory process and the distinct veterinary channel, or Vet, for the sale of Therapeutic pet foods, there is no Private Label participation in this market segment.

For purposes of this Annual Report on Form 10-K:

“Tracked Channels” refers to stores and other outlets within channels in which a third-party industry source collects and reports sales data on an ongoing basis with stock keeping unit, or SKU, level detail. In our industry, Tracked Channels include Food-Drug-Mass, or FDM, included in Nielsen’s xAOC data, as well as pet stores (including national pet superstores, regional pet store chains and neighborhood pet stores) and veterinary clinics.

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

PART I

ITEM 1. BUSINESS
Proposed Merger with General Mills, Inc.
On February 22, 2018, Blue Buffalo Pet Products, Inc., General Mills, Inc., a Delaware corporation (“GMI”), and Bravo Merger Corp., a Delaware corporation and wholly-owned subsidiary of GMI (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, GMI agreed to acquire the Company for $40.00 per common share, in cash.
On the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Registrant (the “Merger”), with the Registrant continuing as the surviving company and as a wholly-owned subsidiary of GMI, and our common stock will be delisted from the NASDAQ Stock Market. At the effective time of the Merger, each share of our common stock (other than shares of the Company’s common stock held by GMI, Merger Sub or any other wholly-owned subsidiary of GMI, shares owned by the Company (including shares held in treasury) or any of its wholly-owned subsidiaries, and shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted into the right to receive $40.00 in cash per share.
The boards of directors of each of GMI and the Registrant have approved the Merger Agreement and holders of more than 50% of the Registrant’s outstanding shares have approved the transaction. While no other approval of the Registrant’s Board of Directors or shareholders is required to complete the transaction, the closing of the Merger is subject to certain regulatory approvals and other customary closing conditions.
There is no assurance that the Merger will occur. See “Risk Factors-Risks Related to the Pending Merger” in “Part I-Item 1A. Risk Factors.”
Overview
We are one of the fastest growing major pet food companies in the United States, selling dog and cat food made with whole meats, fruits and vegetables, and other high-quality, natural ingredients. BLUE is a billion dollar brand and is the #1 brand in the Wholesome Natural market segment. We currently have approximately 7% share of the U.S. pet food market and feed only 3% of the 184 million pets in the United States. With a proven new user acquisition strategy, we are committed to converting more pet parents into True Blue Believers and continuing to increase our share of the attractive $28 billion U.S. pet food market.
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
Our Industry
Pet food is one of the largest consumer packaged goods ("CPG") categories in the United States. We estimate that the U.S. pet food industry had approximately $28 billion in retail sales in 2017. According to Euromonitor, the pet food industry had approximately $51 billion in additional retail sales outside the United States in 2017, bringing the total size of the global pet food industry to approximately $79 billion.
U.S. pet food retail sales grew 57% between 2007 and 2017, which represents a compound annual growth rate ("CAGR") of 5%, based on data from Euromonitor. The industry growth over this period has been fueled by the “humanization” of pets, as pets are increasingly regarded as family members. This humanization trend has led pet parents to increasingly evaluate pet foods in the same way they scrutinize their own food choices. As more pet parents seek better, more wholesome options for themselves, they also seek these types of options for their pets. As a result, a significant number of pet parents have demonstrated a willingness to pay a premium for pet food that they believe will enhance the well-being of their pets. The higher demand for natural food products and more specialized formulas for different life-stages, breed sizes, special needs and diet types has fueled premiumization in the industry, leading to the faster growth of products with higher revenue per pound. This premiumization trend has impacted all market segments and product types in the pet food industry.
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
Our product portfolio enjoys a strong base of existing products, combined with a strong track record of significant and incremental new product introductions. We have a multi-year product development funnel we use to plan and manage our product development engine. Once a concept passes our screening criteria, we believe we can bring new products to the market significantly faster than our major competitors as a result of our singular focus on the Wholesome Natural market segment and our integrated in-house marketing, research and development and product development capabilities. Our retail partners also look to us to drive innovation and enable us to rapidly introduce new products into the marketplace.

We have five product lines under our master BLUE brand. Each of our product lines has a different nutritional philosophy and distinct personality. We continue to deepen each product line with new products, expand each product line’s shelf presence and support each product line with advertising:
▪ BLUE Life Protection Formula – introduced in 2003, this is our original and largest product line with the broadest flavor, functional and breed-specific variety. Products under this line may not refer to “BLUE Life Protection Formula” explicitly on their packaging as we group all food products that are not specifically designated as one of our other lines below;

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

Sales and Distribution Channels
We sell our products in the United States, Canada, Japan, and Mexico. The majority of our net sales are in the United States. In 2017, approximately 4% of our net sales were outside the United States.
BLUE products are sold in specialty channels, including national pet superstore chains, regional pet store chains, neighborhood pet stores, farm and feed stores, eCommerce retailers, military outlets, hardware stores, and veterinary clinics and hospitals, as well as in a number of select grocery and mass retailers in the FDM channel in the United States. Our sales in the veterinary channel are currently minimal.
Historically, we only sold our products directly to retailers in the specialty channels and through distributors that focus on the specialty channels. On August 1, 2017, we announced the introduction of our BLUE Life Protection Formula product line to a limited number of select grocery and mass retailers in the FDM channel in the United States. Throughout 2017 we expanded, and we expect to continue to expand, our distribution in the FDM channel. In 2017, management believes specialty channels accounted for 48% of U.S. pet food sales, with FDM channels accounting for the other 52%. Specialty channels include a diverse set of retailers with over 20,000 stores (which includes national pet superstore chains (i.e., PetSmart and Petco, including their websites), regional pet store chains (e.g., Pet Supplies Plus, Pet Supermarket, Petsense and Pet Valu), neighborhood pet stores, farm and feed stores (e.g., Tractor Supply Company and Mid-States), eCommerce retailers (e.g., Amazon, Chewy (a subsidiary of PetSmart) and Petflow), military outlets, hardware stores and 25,000 veterinary clinics. We historically chose to sell BLUE exclusively in the specialty channels as we believe these channels provided an optimal environment for us to interact with and educate pet parents and helped to position BLUE as a premium brand, and because retailers in these channels dedicate more shelf space to pet food, which grants consumers access to a broader range of our products. In 2017 we determined that partnering with leading grocery and mass retailers in the FDM channel was the next step in the natural evolution of our go-to-

market model that will allow us to reach more pet parents and feed more pets. Pet food sales in specialty channels have grown faster than pet food sales in the FDM channel for the past 20 years as a result of the expansion of the channel and its pet focused environment and superior product selection. While we expect growth of pet food sales in the specialty channels to continue to outpace growth in FDM due to rapid growth in eCommerce retailers, the gap between the channels is narrowing. We have experienced significant growth in our net sales to eCommerce retailers, and these sales have continued to grow faster than our net sales to national pet superstores. In fact, our net sales to national pet superstores declined in 2017 primarily due to reduced traffic trends at such stores.
Whether we sell our products directly to retailers or through distributors primarily depends on the size of the account and whether the account has account-operated distribution centers for its own outlets. We review accounts on a regular basis and may re-designate them as a direct or distributor account depending on our cost-to-serve them, trends in their business and channel and changes in their distribution capabilities. The majority of our products are sold directly to retailers. Our direct accounts include large national and regional chains with their own distribution capability, such as PetSmart, Petco, Tractor Supply Company, Pet Supermarket, Target, Kroger, Meijer, and Publix, as well as larger eCommerce retailers. In 2017, 59% of our net sales were generated from sales to PetSmart (including Chewy.com as of an estimated acquisition date of June 1, 2017) and Petco. We also experienced significant growth in our net sales to eCommerce retailers in 2017 and expect those sales to continue to increase both in absolute terms and as a percentage of net sales. If we were to lose any of these key customers, our business, financial condition and results of operations would be materially adversely affected.
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
Our sales teams are organized by the type of retail accounts they sell to in order to optimize sales strategies and tools. Our National Accounts Team services large national chains, our Regional Accounts Team services regional pet store chains, neighborhood pet stores and farm and feed stores, our eCommerce Team services retail accounts, and our FDM Team serves our grocery and mass accounts with the support of a retail broker. These teams share a sales operations team, which assists them with planning, fulfillment, sales and market analytics and pet parent relations. We also have a Regional Accounts field sales force, which works closely with distributor representatives to acquire new accounts and improve our position at our existing accounts. We believe we have one of the largest sales forces dedicated to the regional and neighborhood pet and farm and feed channels.
In addition, we deploy our Pet Detectives, part-time pet-passionate team members, to help us fulfill our mission to educate fellow pet parents about pet nutrition. Pet Detectives interact with pet parents one-on-one as they shop for pet food in our retail partners nationwide, as well as in Canada, Mexico and Japan. Our Pet Detective program serves as an educational marketing and sales platform as it is a resource for both pet parents already feeding their pets BLUE and pet parents currently feeding their pets other pet food brands. The Pet Detectives allow us to engage pet parents with our brand story, our mission and our shared love for pets in an authentic manner.

Manufacturing Network
Our products, including those sold outside of the U.S., are currently manufactured through a hybrid network of owned and contracted manufacturing facilities and distributed from owned and contracted distribution centers. We currently operate a dry food production facility in Joplin, Missouri (the “Joplin Dry Food Facility”), which provided us with approximately 55% of our dry food production needs in 2017. The Joplin Dry Food Facility and our dry food manufacturing facility in Richmond, Indiana (the “Heartland Richmond Facility,”) which is expected to be completed in the second half of 2018, are expected to initially provide us with approximately 60% of our dry food production needs and expand up to approximately 85% of our dry food production needs over the next several years. In addition, we recently commenced operations at our first treats facility, which is adjacent to our existing facility in Joplin (the “Joplin Treats Facility”, together with the Joplin Dry Food Facility, “The Heartland Joplin Facilities”, and collectively with the Heartland Richmond Facility, our “Heartland Facilities”).
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
Our natural ingredients are sourced primarily from suppliers in the United States. Our procurement team is responsible for assuring ingredient supply and pricing to meet forecasted demand. We contract and ensure availability directly with suppliers for most of the major ingredients in our dry foods, whether manufactured by us at our Heartland facilities or by our contract manufacturers. All supplier facilities then go through our rigorous quality qualification process based on our ingredient specifications before any ingredients are shipped. The manufacturing facilities in our manufacturing network then purchase these ingredients from suppliers approved by us on the terms we negotiated. This has allowed us to consolidate ingredient sourcing across our manufacturing network in order to negotiate favorable pricing and consistency on ingredients for dry foods, which make up the majority of our product portfolio. For wet foods and treats, our contract manufacturers negotiate directly with suppliers approved by us and purchase ingredients directly based on our specifications. We have detailed specifications for raw materials used in all of our products. In all cases, we purchase finished products from the contract manufacturers predominantly on a cost-plus basis. We pay our contract manufacturers on a dollar-per-pound basis for dry foods and dollar-per-unit basis for wet foods and treats. These arrangements allow us to control the cost structure of our products. At our Heartland Facilities, we are responsible for the direct procurement of all ingredients and packaging for products we manufacture in-house.
Research and Development
Our research and development and product development teams work together to develop natural products that we, as pet parents, would want to feed our pets. Our focus on natural ingredients is a core advantage as we continue to develop and build upon our expertise. The formulations and processes required for the manufacture of Wholesome Natural pet foods often are different from those of Engineered pet foods.

For example, developing and managing the shelf life of products is more difficult when using only natural preservatives. In addition, wheat, which is a “natural” ingredient, is a low-cost but effective food binder that is commonly used in the pet food industry. Since we do not use wheat in any of our products, we have developed know-how and expertise in the use of ingredients other than wheat to act as food binders. Our research and development team, staffed with animal nutritionists with PhDs and food scientists, works on new technologies, formulations and testing. Our product development team provides consumer and market insight, as well as project management leadership. Working together with our in-house advertising and marketing agency, the two teams develop and launch new products and improve our existing products. We also work with external technical experts and suppliers to help us stay at the forefront of technological developments and advancements. In 2017, 2016 and 2015, our total research and development expenses were $11.3 million, $9.8 million and $9.5 million, respectively. These expenses include personnel costs, testing costs and expenses related to outside services.
Competitive Landscape
The pet food industry is highly competitive. We compete on the basis of product quality and palatability, brand awareness and loyalty, product variety and ingredients, interesting product names, product packaging and package design, shelf space (both online and in-store), reputation, price and promotional efforts. Our main competitors are large CPG companies with long histories and well-recognized brands. Companies with major pet food businesses include Nestlé, Mars, the J.M. Smucker Company (owner of Big Heart Pet Brands, formerly known as Del Monte) and Colgate-Palmolive.
The pet food industry is highly fragmented at the brand level, with over 100 brands with retail sales exceeding $10 million in 2017. Our major competitors typically follow a brand portfolio approach with each brand often having distinct positioning by species and/or product type. Unlike most of our competitors, we have a master BLUE brand with a strong identity on the top and individual product lines underneath.
Over the last decade, all of our major competitors and many independent companies have also entered or have attempted to benefit from the fast-growing Wholesome Natural market segment through new brand introductions, brand extensions and/or acquisitions. These attempts have included entries directly into the Wholesome Natural market segment, as well as launching brands and products that have some but not all of the Wholesome Natural market segment’s characteristics. Most of the pet food brands we compete with in the Wholesome Natural market segment, such as the Wellness and Taste of the Wild brands, are not owned by major pet food companies but are instead owned by other pet food companies such as WellPet and Diamond Pet Foods, respectively. In 2017, we had approximately one-third market share in the Wholesome Natural market segment and were over four times the size of the next largest Wholesome Natural brand.
In 2017, the Therapeutic market segment had retail sales of over $1.7 billion in the United States and continued to grow at a higher rate than the overall pet food market. We believe there are significant barriers-to-entry to the Therapeutic market segment as it requires significant research and development expertise and investment, the ability to reach veterinary clinics through a separate sales force and distribution network, and compliance with specific FDA regulatory requirements and processes. After investing significant time and resources, we entered this market segment in 2015 with differentiated natural Therapeutic pet food products. Due to the significant barriers-to-entry, other than us, currently only three major pet food companies participate in the Therapeutic market segment in the United States.

Seasonality
Our business generally is not subject to seasonal fluctuations to any significant extent.
Our Organization: “The Herd”
Our company culture is an integral part of our strategy and one of our founding objectives is being a great place to work. We have a strong and dedicated team of employees we refer to as “the Herd,” where each one of us is a “Buff.” Our company culture is built on entrepreneurship, collaboration, a commitment to Blue Buffalo’s mission, a competitive spirit and a friendly, casual work environment. As of December 31, 2017, we employed approximately 1,800 Buffs, including full-time and part-time Buffs, none of whom was represented by a labor union. We believe we have a good relationship with our team members and that our company culture is a key competitive advantage and a strong contributor to our success.
Our Trademarks and Other Intellectual Property
We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “Blue Buffalo,” “LifeSource Bits,” “Life Protection Formula,” “BLUE Basics,” “BLUE Freedom,” “BLUE Wilderness,” “BLUE Natural Veterinary Diet,” the BLUE shield logo and the Blue Buffalo figure logo, each of which is registered or has a trademark registration pending with the U.S. Patent and Trademark Office. The Blue shield design logo is also registered or has a trademark registration pending in Canada, Mexico, Japan, Europe, Russia, China, Australia and approximately 28 other countries or registries. We also have numerous other trademark registrations and pending applications for product names and tag lines that are essential to our branding. Our trademarks are valuable assets that reinforce the distinctiveness of our brand and our consumers’ favorable perception of our products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. In addition to trademark protection, we own numerous URL designations, including www.bluebuffalo.com and www.bluesbuddies.com. We also rely on and carefully protect unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position.
Government Regulation
Blue Buffalo, along with its contract manufacturers, distributors and ingredients and packaging suppliers, is subject to extensive regulation in the United States by federal, state and local government authorities including the U.S. Food and Drug Administration (the "FDA"), the U.S. Department of Agriculture, U.S. Customs and Border Protection and the U.S. Environmental Protection Agency, as well as state and local agencies, with respect to registrations, production processes, product attributes, packaging, labeling, storage and distribution. We believe that we are in material compliance with all regulations applicable to our business.

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
We currently produce products, such as those in our BLUE Natural Veterinary Diet line, which may provide all or most of the nutrients in support of an animal’s total daily nutrient needs but are also labeled and marketed with claims that may suggest that they are intended to treat or prevent disease, thereby potentially meeting the statutory definitions of both a food and a drug. In the past, the FDA has generally exercised discretion with regard to enforcement of the regulatory requirements applicable to animal drugs in the context of dog and cat foods (i) that provided nutrients in support of the animal’s total required daily nutrient needs, (ii) that were distributed only through licensed veterinarians, and (iii) with respect to which manufacturers restricted labeling claims. However, noting an increase in the number of dog and cat foods labeled as being intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease, and noting that animal health may suffer when such products are not subject to pre-market FDA approval and are provided in the absence of a valid veterinarian-client-patient relationship, the FDA recently issued guidance containing a list of specific factors it will consider in determining whether to initiate enforcement action against products that satisfy the definitions of both an animal food and an animal drug, but which do not comply with the regulatory requirements applicable to animal drugs. These include, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. While we believe that we market our products in compliance with the policy articulated in the FDA’s guidance and in other claim-specific guidance, the FDA may disagree or may classify some of our products differently than we do, and may impose more stringent regulations applicable to animal drugs, such as requirements for pre-market approval and compliance with Good Manufacturing Practices, or GMPs, for the manufacturing of pharmaceutical products. In addition, we may produce more products that may be subject to FDA pre-market review, including new products we introduce to the Therapeutic market segment.

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
Most states require that pet foods distributed in the state be registered or licensed with the appropriate state regulatory agency. In addition, most facilities that manufacture, process, pack, or hold foods, including pet foods, must register with the FDA and must renew their registration every two years. This includes most foreign facilities, as well as domestic facilities. Registration must occur before the facility begins its pet food manufacturing, processing, packing or holding operations.
In 2011, the Food Safety Modernization Act, or FSMA, was enacted. The FSMA mandates, among other things, that the FDA adopt preventative controls to be implemented by pet food facilities in order to minimize or prevent hazards to food safety. Under the FSMA, the FDA finalized the Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls for Food for Animals, or CGMP, on September 17, 2015. The final rule has staggered compliance dates based on the business size. There are two components of the final rule with different compliance dates including CGMP requirements and the Preventive Controls. Blue Buffalo was required to be in compliance with the CGMP by September 2016 and was required to be in compliance with the Preventive Controls by September 2017. The FDA also finalized the Foreign Supplier Verification Program (FSVP) on November 27, 2015, with a compliance date of July 2017. The third relevant regulation is the Sanitary Transportation of Human and Animal Food, which had a compliance date of April 6, 2017. We believe that we are in compliance with those regulations in effect that are relevant to our business.
We also are subject to the laws of Canada, Mexico and Japan, as well as provincial and local regulations, with regard to products exported to those jurisdictions. In Canada, we are subject to regulation and oversight by the Canadian Food Inspection Agency and other provincial and local agencies. In Mexico, we are subject to regulation and oversight by the Secretariat of Agriculture, Livestock, Rural Development, Fisheries and Food, or SAGARPA, the National Service of Health, Food Safety and Quality, or SENASICA, which is an administrative body of SAGARPA and other state and local agencies. In Japan, we are subject to regulation and oversight by the Ministry of Agriculture, Forestry and Fisheries, the Ministry of the Environment and other local agencies. As we enter into new foreign markets, we will be subject to similar laws and regulation, and oversight by foreign governmental and regulatory agencies, in those jurisdictions.
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
Environmental Regulation

As a result of our pet food manufacturing and packaging activities, we at our Heartland Facilities, and we and our contract manufacturers at their facilities, are subject to federal, state and local environmental laws and regulations. These govern, among other things, air emissions, wastewater and stormwater discharges, and the treatment, handling and storage and disposal of materials and wastes.
Manufacturing Related Regulation

In connection with our operations at our Heartland Facilities, we are subject to the jurisdiction of the U.S. Department of Agriculture and certain state and local agencies which may inspect the facility and regulate health and safety issues. Operation at the Heartland Joplin Facilities also subjects us to regulation by the Missouri Department of Natural Resources and local planning, zoning and health agencies and upcoming operations at the Heartland Richmond Facility will subject us to regulation by the Indiana Department of Environmental Management. The Heartland Facilities must also be registered with the FDA, and will need to comply with the applicable requirements established under the FDA’s final rules regarding Manufacturing Practice, Hazard Analysis, and Risk-Based Preventative Controls for Food for Animals.
Available Information
Our Internet address is www.bluebuffalo.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. On our website, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We also make available on our website our Code of Ethics and Business Conduct, our Corporate Governance Principles, and the charters for the Compensation and Audit Committees of the Board of Directors. Our SEC filings are also available for reading and copying at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Risks Related to the Pending Merger
The pending Merger with GMI is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, and may have a material adverse effect on us if it is not completed.
On February 22, 2018, the Registrant entered into the Merger Agreement, pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, GMI will purchase our common stock for cash consideration. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without GMI’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows. In addition, the pursuit of the Merger and the preparation for the integration of our business with GMI may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.

We currently anticipate that we will close the Merger during the second quarter of 2018, but we cannot be certain when or if the conditions for the Merger will be satisfied or waived. The Merger cannot be completed until the conditions are satisfied or waived, including the receipt of required antitrust and other regulatory approvals and other customary closing conditions. Satisfying the conditions to the closing of the Merger may take longer than we expect. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of our common stock in connection with the proposed Merger. Instead, we will remain an independent public company and holders of our common stock will continue to own their shares of our common stock. If the Merger is not completed for any reason, the price of our common stock may decline to the extent that the current market price may reflect an assumption that the Merger will be consummated at the per share merger consideration of $40.00 in cash specified in the Merger Agreement. Investor confidence also could decline.

Whether or not we complete the Merger, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the Merger, including, among others, the following:

•
execution of the proposed Merger will require significant time and attention from management, which may distract them from the operation of our business and the execution of other initiatives that may have been beneficial to us;

•	our employees may be distracted due to uncertainty about their future roles with the Company pending the completion of the Merger;

•
parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or alter their present business relationships with us;

•	we could be subject to litigation related to the proposed Merger, which could result in significant costs and expenses;

•	we will be required to pay significant costs and expenses relating to the Merger, such as legal, accounting and other professional fees, whether or not the Merger is completed;

•	we may have to forgo other opportunities in favor of the Merger instead of pursuing such other opportunities that could be beneficial to the Company; and

•	we may experience negative reactions from the financial markets, particularly if we fail to complete the Merger.
In addition to the foregoing, the amount of the per share merger consideration to be paid in cash pursuant to the Merger Agreement is fixed and will not be increased for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operation or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock.
Risks Related to Our Business and Industry
We may not be able to successfully implement our growth strategy on a timely basis or at all.
Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution and improving placement of our products in the stores of our retail partners, attracting new consumers to our brand, and introducing new products and product line extensions and expanding into new markets. Our ability to implement this growth strategy depends, among other things, on our ability to:

•	enter into distribution and other strategic arrangements with retailers and other potential distributors of our products;

•	effectively compete in specialty and FDM channels;

•	secure shelf space in the stores and websites of our retail partners;

•	increase our brand recognition by effectively implementing our marketing strategy and advertising initiatives;

•	expand and maintain brand loyalty;

•	develop new products and product line extensions that appeal to consumers;

•	maintain and, to the extent necessary, improve our high standards for product quality, safety and integrity;

•	maintain sources for the required supply of quality raw ingredients to meet our growing demand;

•	continue successfully to expand our internal manufacturing capabilities, including completing construction of our new dry food manufacturing facility and ramping up production of that facility;

•	successfully operate our Heartland Facilities;

•	further expand in both new and existing international markets;

•	identify and successfully enter, and market our products in, new geographic markets and market segments; and

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
The growth of our business depends on our ability to predict accurately consumer trends and demand and successfully introduce new products and product line extensions, improve existing products and offer our products at attractive price points.
Our growth depends, in part, on our ability successfully to introduce new products and product line extensions and improve and reposition our existing products to meet the requirements of pet parents and the dietary needs of their pets. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands and preferences. The development and introduction of innovative new products and product line extensions involve considerable costs. In addition, it may be difficult to establish new supplier relationships and determine appropriate product selection when developing a new product or product line extension. Any new product or product line extension may not generate sufficient customer interest and sales to become a profitable product or to cover the costs of its development and promotion and may reduce our operating income. In addition, any such unsuccessful effort may adversely affect our brand. If we are not able to anticipate, identify or develop and market products that respond to changes in requirements and preferences of pet parents and their pets or if our new product introductions or repositioned products fail to gain consumer acceptance, we may not grow our business as anticipated, our sales may decline and our business, financial condition and results of operations may be materially adversely affected. If our retail prices were to increase due to a price increase by us or by price increases or lower promotions by our retailer partners, the consumer demand for our products and hence our sales may decline.

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
The growth of the overall pet food industry depends primarily on the continuance of current trends in humanization of pets and premiumization of pet foods as well as on general economic conditions, the size of the pet population and average dog size. The growth of the Wholesome Natural market segment and our business, in particular, depends on the continuance of such humanization and premiumization trends and health and wellness trends. We also benefit from growth rates in the channels in which we participate, such as pet superstores, food and mass stores, farm and feed stores and eCommerce. These trends may not continue or may change. For example, pet superstores have recently experienced reduced foot traffic and reduced sales. We believe that these trends may continue, which would result in a decline in our growth rate unless offset by growth in other channels and accounts. In addition, in the event of a decline in the overall number or average size of pets, a change in the humanization, premiumization or health and wellness trends or during challenging economic times, we may be unable to persuade our customers and consumers to purchase our branded products instead of lower-priced products, and our business, financial condition and results of operations may be materially adversely affected and our growth rate may slow or stop. In addition, while we expect that our net sales will continue to increase, we believe that our growth rate will decline in the future as our scale increases.
There may be decreased spending on pets in a challenging economic climate.
The United States and other countries have experienced, and may in the future experience, challenging economic conditions. Our business, financial condition and results of operations may be materially adversely affected by a challenging economic climate, including adverse changes in interest rates, volatile commodity markets and inflation, contraction in the availability of credit in the market and reductions in consumer spending. In addition, a slow-down in the general economy or a shift in consumer preferences for economic reasons or otherwise to regional, local or Private Label products or other less expensive products may result in reduced demand for our products which may affect our profitability. The keeping of pets and the purchase of pet-related products may constitute discretionary spending for some of our consumers and any material decline in the amount of consumer discretionary spending may reduce overall levels of pet ownership or spending on pets. As a result, a challenging economic climate may cause a decline in demand for our products which could be disproportionate as compared to competing pet food brands since our products command a price premium. In addition, we cannot predict how current or worsening economic conditions will affect our retail partners, suppliers and distributors. If economic conditions result in decreased spending on pets and have a negative impact on our retail partners, suppliers or distributors, our business, financial condition and results of operations may be materially adversely affected.
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
We rely in part on price increases to offset cost increases and improve the profitability of our business. Our ability to maintain prices or effectively implement price increases may be affected by a number of factors, including competition, effectiveness of our marketing programs, the continuing strength of our brand, market demand and general economic conditions, including inflationary pressures. In particular, in response to increased promotional activity by other pet food companies, we have in the past increased, and may in the future increase, our promotional spending, which for the period of the promotion, results in a lower average price per pound for our products and adversely impacts our gross margins. In addition, evolving customer dynamics in the grocery and mass channels may require us to increase our promotional spending in these channels, which may adversely impact our gross margins.
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
Our products may be exposed to product recalls, including voluntary recalls or withdrawals, if they are alleged to cause or pose a risk of injury or illness or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider do not meet our standards, whether for palatability, appearance or otherwise, in order to protect our brand and reputation. For example, over the past three years, we issued five voluntary recalls, four of which were the result of errors occurring at third-party suppliers. These recalls resulted in a reduction to net sales and the incurrence of incremental expenses. If there is any future product recall or withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation or lost sales due to the unavailability of the product for a period of time, our business, financial condition and results of operations may be materially adversely affected.
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
We sell our products to retail partners and distributors in specialty channels and recently commenced selling our products to grocery and mass retailers in the FDM channel. Our two largest retail partners, PetSmart (including Chewy.com as of an estimated acquisition date of June 1, 2017) and Petco, accounted for 41% and 18% of our net sales for the year ended December 31, 2017, 41% and 22% of our net sales for the year ended December 31, 2016, and 46% and 24% of our net sales for the year ended December 31, 2015, respectively. For the year ended December 31, 2017, we experienced significant growth in our net sales to eCommerce retailers and are becoming increasingly dependent on such retailers. If we were to lose any of our key customers, if any of our retail partners reduce the amount of their orders or if any of our key customers consolidate, reduce their store footprint and/or gain greater market power, our business, financial condition and results of operations may be materially adversely affected. In addition, national pet superstores have experienced reduced store traffic. If pet superstores continue to experience reduced store traffic, or experience any operational difficulties, we may be adversely affected. We may be similarly adversely impacted if any of our other key customers experience any operational difficulties or generate less traffic.
In addition, we do not enter into contracts with national pet superstores, eCommerce retailers, grocery and mass retailers, and certain other large retailers, that obligate them to buy, or us to sell, our products, and we do not have long-term contracts with our other customers. As a result, we rely on our consumers’ continuing demand for our products and our position in the market for all purchase orders. We also rely on our retail partners carrying a broad selection of our products and working with us to execute in-store sales and marketing programs in order to differentiate our brands and drive consumer demand. If our retail partners or distributors are not satisfied with their margins on BLUE products due to changes in their expectations or due to changes to pricing strategies by us, our sales could decrease and our business, financial condition and results of operations may be materially adversely affected. We may be similarly negatively impacted if our retail partners change their pricing and margin expectations or business strategies as a result of our decision to expand distribution into grocery and mass retailers in the FDM channel, industry consolidation or otherwise, including a reduction or restriction of our in-store programs (both online and offline), a reduction in the number of brands they carry, a reduction or even elimination of the shelf space, or a change in the prominence of the shelf space they allocate to our products. They could even make a decision to stop selling our products altogether or increase emphasis on Private Label or other brands’ products.
We rely upon a limited number of contract manufacturers to provide a significant portion of our supply of products.
There is limited available manufacturing capacity that meets our quality standards. Our current plans to meet expected production needs rely in large part on successful ongoing operations at our Joplin Dry Food Facility and our new Heartland Richmond Facility and Joplin Treats Facility. Our Joplin Dry Food Facility may not, however, continue to operate in accordance with our expectations, and we may experience delays in the ramping up of our Joplin Treats Facility and the completion of construction and ramping up of our Heartland Richmond Facility.
We have agreements with a network of contract manufacturers that require them to provide us with specific finished products. Most of our agreements with our contract manufacturers automatically renew for consecutive one-year terms until notice of non-renewal is given. Upon expiration of our existing agreements with these contract manufacturers, or if our contract manufacturers were to merge or get acquired, we may not be able to renegotiate the terms of our agreements with these contract manufacturers on a commercially reasonable basis or at all.
During the years ended December 31, 2017, 2016 and 2015 approximately 43%, 41%, and 44%, respectively, of our cost of sales was derived from products purchased from the Company’s five largest contract manufacturers. We manufacture our wet foods at two different locations owned by a single contract manufacturer and certain of our treats are also manufactured by single-source contract manufacturers. The manufacture of our products may not be easily transferable to other sites in the event that any of our contract manufacturers experience breakdown, failure or substandard performance of equipment, disruption of supply or shortages of raw materials and other supplies, labor problems, power outages, adverse weather conditions and natural disasters or the need to comply with environmental and other directives of governmental agencies. From time to time, a contract manufacturer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the contract manufacturer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new contract manufacturing arrangement with another provider.
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
The pet food industry is highly competitive. We compete on the basis of product quality and palatability, brand awareness and loyalty, product variety and ingredients, interesting product names, product packaging and package design, shelf space (both online and in-store), reputation, price and promotional efforts. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies that may have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to identify and adapt to changes in consumer preferences more quickly than us due to their resources and scale. They may also be more successful in marketing and selling their products, better able to increase prices to reflect cost pressures and better able to increase their promotional activity, which may impact us and the entire pet food industry. Increased promotional activity may include increasing the size of packaging, which in turn has in the past reduced and may in the future reduce foot traffic at retailers and the number of opportunities we have to educate pet parents about the benefits of BLUE. In addition, these larger companies have entered the Wholesome Natural market segment and we expect them to continue to launch new Wholesome Natural brands, acquire existing Wholesome Natural brands, launch brand extensions or increase the promotion of existing Wholesome Natural brands and pet food products, all of which will increase our direct competition. We also compete with other companies who focus solely on manufacturing Wholesome Natural pet foods that may be smaller, more innovative and/or able to bring products to market faster and move more quickly to exploit and serve niche markets. If these competitive pressures cause our products to lose market share or experience margin erosion, our business, financial conditions and results of operations may be materially adversely affected.
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
Certain of our raw materials and supplies are imported from outside of the United States. Our ability to import these materials and supplies at a competitive price depends on our ability to properly manage our global supply chain, including our import processes. Changes in port management and procedures, the availability and cost of freight, regulatory changes, and our efforts to comply with import and export regulations in various countries may affect our supply chain and ultimately the pricing and availability of our products.
In addition, we face competition from other companies producing pet food and human food that are purchasing the same raw materials and supplies that are used in our products. This competition may lead to increased ingredient prices and affect our ability to produce sufficient volume of our product due to scarcity of certain ingredients.
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
We conduct risk-based assessments of raw materials included in our products and implement monitoring of raw materials as appropriate based on those assessments. We may not be able to identify all relevant risks in a timely manner, if at all. If any of our raw materials or supplies are alleged or proven to include contaminants affecting the safety or quality of our products (including, for example, bacteria, mold or as a result of animal or human-related pandemics, such as outbreaks of bovine spongiform encephalopathy, foot-and-mouth disease, avian influenza, or any other disease), we may need to find alternate materials or supplies, delay production of our products, discard or otherwise dispose of our products, or engage in a product recall, all of which may have a materially adverse effect on our business, financial condition and results of operations.
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
Our Heartland Joplin Facilities may not operate in accordance with our expectations.
In 2014, we commenced manufacturing operations at our Joplin Dry Food Facility. Opening this facility and bringing this facility up to full production required significant capital expenditures and the efforts and attention of our management and other personnel, which diverted resources from our business operations. Maintaining and optimizing operations at our Joplin Dry Food Facility will continue to require certain capital expenditures as well as attention of our management and other personnel. In addition, we recently commenced operations at the Joplin Treats Facility, which is our first treats facility and is adjacent to our Joplin Dry Food Facility.
We expect our Joplin Dry Food Facility to provide us with in-house dry food manufacturing for approximately half of our forecasted dry food production needs over the next several years. This facility, however, may not provide us with the anticipated benefits. In addition, any substantial delay in ramping up the Joplin Treats Facility to full production on our schedule may hinder our ability to produce all of the product needed to meet orders and achieve our expected financial performance. Our Heartland Joplin Facilities are located in an area susceptible to tornadoes and other adverse weather conditions, and the damage or destruction of such facilities due to fire or natural disasters, including tornadoes, power failures or disruptions or equipment breakdown, failure or substandard performance could severely affect our ability to operate these facilities. Our Heartland Joplin Facilities and the manufacturing equipment we use to produce our products would be difficult or costly to replace or repair and may require substantial lead-time to do so. For example, if we were unable to use our Heartland Joplin Facilities, the use of any new facilities would need to be approved by various federal and local planning, zoning and health agencies, including the U.S. Department of Agriculture, the Missouri Department of Health and the Missouri Department of Agriculture, and registered with the FDA, in addition to passing our internal quality assurance requirements which may take up to 18 months and would result in significant production delays. We also may not be able to find suitable alternatives with contract manufacturers on a timely basis and at a reasonable cost. In addition, we may in the future experience plant shutdowns or periods of reduced production as a result of regulatory issues, equipment failure or delays in deliveries. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. We have property and business disruption insurance coverage in place for our Heartland Joplin Facilities. However, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
We may not successfully complete and open our additional dry food manufacturing facility or our additional dry food manufacturing facility may not operate in accordance with our expectations.
We are in the process of expanding our internal manufacturing capacity under our previously announced multi-year capital investment program. While we recently commenced operations at our Joplin Treats Facility, we also are close to completing the expansion of our internal manufacturing capabilities to provide additional dry production capacity commencing in the second half of 2018 at our Heartland Richmond Facility. We may experience substantial delays in completing the construction and implementation of our Heartland Richmond Facility. Any substantial delay in opening our Heartland Richmond Facility, registering the facility with appropriate regulatory authorities or bringing the facility up to full production on our schedule may hinder our ability to produce all of the product needed to meet orders and achieve our expected financial performance. Opening this facility and bringing it up to full production will require additional capital expenditures and the efforts and attention of our management and other personnel, which will divert resources from our existing business operations. If we miscalculate the resources or time we need to complete this projects or fail to implement the projects effectively, our business and operating results could be adversely affected. Even if our Heartland Richmond Facility begins operations according to our schedule, this facility may not provide us with the benefits that we expect to receive. If this facility do not provide us with the benefits that we expect to receive, our business and operating results could be adversely affected.
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
In addition to our Heartland Joplin warehouse, which we operate, our distribution operations include the use of third-party distribution centers as well as the use of third parties to manage such distribution centers. These third-party distribution centers may distribute our products as well as the products of other companies. Our distribution operations at these third-party distribution centers could be disrupted by a number of factors, including labor issues, failure to meet customer standards, bankruptcy or other financial issues affecting our third-party providers, or other issues affecting any such third party’s ability to service our customers effectively. If there is any disruption of these distribution centers, our business may be materially adversely affected. As we expand the distribution of products in the FDM channel, we may not be able to accurately forecast our manufacturing or warehousing needs or may encounter difficulty obtaining additional storage if and when such additional storage is needed.
If we continue to grow, we may not be able to manage our growth effectively.
Our net sales have grown from $1,027.4 million in 2015 to $1,149.8 million in 2016 to $1,274.6 million in 2017. Our historical rapid growth, and continued growth as a CPG company, has placed and, if continued, may continue to place significant demands on our management and our operational and financial resources. Our organizational structure may become more complex as we add additional staff, and we may require valuable resources to grow and continue to improve our operational, management and financial controls without undermining our strong corporate culture of entrepreneurship and collaboration that has been a strong contributor to our growth so far. If we are not able to manage our growth effectively, our business, financial condition and results of operations may be materially adversely affected.
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

•	seasonal reductions in business activity;

•	port conditions and the pricing of freight transport;

•	the credit risk of local customers and distributors;

•	general economic and political conditions;

•	any attempt by the Trump administration to withdraw from or materially modify the North American Free Trade Agreement (“NAFTA”) and certain other international trade agreements;

•	unexpected changes in legal, regulatory or tax requirements;

•	unexpected changes in import and export regulations, processes and procedures;

•	differences in culture and trends in foreign countries with respect to pets and pet care;

•	the difficulties associated with managing a large global organization;

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
We may face challenges growing our line of veterinary exclusive therapeutic products.
We have launched, and are seeking to expand, our line of veterinary exclusive therapeutic products. This market segment is dominated by divisions of larger companies that have made substantial investments in their veterinary exclusive therapeutic products over many years and have developed close relationships with veterinarians and veterinary clinics. If we are not able successfully to develop relationships with veterinarians and veterinary clinics, or engage with academics and new veterinary professionals, we may not be able to grow our sales of veterinary exclusive products. Our competitors continue to grow their lines of products in this market segment, resulting in increased competition for our line of products. In addition, these companies have a significantly larger number of veterinary sales representatives, and may have greater financial resources and the ability to fulfill product orders more quickly than we do.
Our expansion into the veterinary exclusive segment will require significant resources and the efforts and attention of our management and other personnel, which will divert resources from our existing business operations. As a result, we may not be able successfully to implement our veterinary exclusive therapeutic product growth strategy and may need to change our strategy. If we fail to implement this growth strategy or if we continue to invest resources in this strategy and it ultimately proves unsuccessful, our business, financial condition and results of operations may be materially adversely affected.
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
From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, that may enhance our capabilities, expand our manufacturing network, add new brands to our portfolio, complement our current products or expand the breadth of our markets. Potential and completed acquisitions and investments and other strategic alliances involve numerous risks, including:

•	problems assimilating the purchased business, facilities, technologies or products;

•	issues maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with acquisitions, investments or strategic alliances;

•	diversion of management’s attention from our existing business;

•	adverse effects on existing business relationships with suppliers, contract manufacturers, retail partners and distribution customers;

•	increased complexity of running a broader portfolio of products, brands or facilities, which may conflict with our existing business;

•	risks associated with entering new markets in which we have limited or no experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting compliance costs.
We do not know if we will be able to identify acquisitions or strategic relationships we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms or at all, or whether we will be able to successfully integrate any acquired business, facilities, technologies or products into our business or retain any key personnel, suppliers or customers. Our ability successfully to grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, facilities, technologies and products effectively, our business, results of operations and financial condition could be materially adversely affected.
Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations.
As of December 31, 2017, we had a total of $398.0 million of indebtedness, consisting of amounts outstanding under our term loan facilities, and a total availability of $120.0 million under our revolving credit facility. Our indebtedness could have significant consequences, including:

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
Our trademarks such as “Blue Buffalo,” “LifeSource Bits,” “Life Protection Formula,” “BLUE Wilderness,” “BLUE Basics,” “BLUE Freedom,” and “BLUE Natural Veterinary Diet” along with the BLUE shield logo, the Blue Buffalo figure logo and the tag line “Love them like family. Feed them like family.” are valuable assets that support our brand and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies and processes. Our non-disclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks, inventions and other proprietary information and patents in some foreign countries. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Further, third parties may also engage in litigation or similar activities to challenge the validity and scope of our intellectual property and proprietary rights. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition and results of operations may be materially adversely affected.

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
We are subject to a broad range of federal, state and local laws and regulations intended to protect public health, natural resources and the environment. See “Business-Government Regulation.” Our operations are subject to regulation by the Occupational Safety and Health Administration, the FDA, the Department of Agriculture ("USDA"), and by various state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards.
Among other regulatory requirements, the FDA reviews the inclusion of specific claims in pet food labeling, such as claims regarding “hairball control” and “urinary tract health.” We currently produce pet food products, such as cat food with hairball management claims, which undergo FDA pre-market review. These products, as well as other of our products, such as those in our BLUE Natural Veterinary Diet line, provide all or most of the nutrients in support of an animal’s total daily nutrient needs but are also labeled or marketed with claims that may suggest that they are intended to treat or prevent disease, thereby potentially meeting the statutory definitions of both a food and a drug. The FDA recently issued guidance containing a list of specific factors it will consider in determining whether to initiate enforcement action against such products if they do not comply with the regulatory requirements applicable to drugs. These factors include, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. While we believe that we market our products in compliance with the policy articulated in FDA’s guidance and in other claim-specific guidance, the FDA may disagree or may classify some of our products differently than we do, and may impose more stringent regulations which could lead to alleged regulatory violations, enforcement actions and product recalls. For example, a manufacturer of animal drugs must comply with the FDA’s GMPs for the manufacture of pharmaceutical products and is subject to FDA inspection to confirm its compliance. In addition, we may produce more products that may be subject to FDA pre-market review, including new products we introduce to the Therapeutic market segment.
The FDA Food Safety Modernization Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of domestic and foreign food facilities and increased review of food products imported into the United States. In addition to periodic government agency inspections affecting our operations generally, our Heartland Joplin Facilities are, and our Heartland Richmond Facility will be, subject to mandatory continuous on-site inspections by the FDA, and certain of our raw material suppliers are subject to mandatory continuous on-site inspection by the USDA. The FSMA also mandates that the FDA adopt preventative controls to be implemented by pet food facilities in order to minimize or prevent hazards to food safety. Under the FSMA, the FDA finalized the Current Good Manufacturing Practice (CGMP), Hazard Analysis, and Risk-Based Preventive Controls for Food for Animals on September 17, 2015. The final rule has staggered compliance dates based on the business size. There are two components of the final rule with different compliance dates including CGMP requirements and the Preventive Controls. Blue Buffalo was required to be in compliance with the CGMP by September 2016 and was required to be in compliance with the Preventive Controls by September 2017. The FDA also finalized the Foreign Supplier Verification Program (FSVP) on November 27, 2015, with a compliance date of July 2017. The third relevant regulation is the Sanitary Transportation of Human and Animal Food, which had a compliance date of April 6, 2017. We believe that we are in compliance with those regulations in effect that are relevant to our business.
Complying with government regulation can be costly or may otherwise adversely affect our business. Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as national security or health and safety, which may slow or otherwise restrict imports or exports, may adversely affect our business. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal penalties against us, revocation or modification of applicable permits, environmental investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. These laws and regulations may change in the future and we may incur (directly, or indirectly through our contract manufacturers) material costs to comply with current or future laws and regulations or in any required product recalls. In addition, we and our contract manufacturers are subject to additional regulatory requirements, including compliance with the environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, state environmental regulatory agencies (including the Missouri Department of Natural Resources and the Indiana Department of Natural Resources) and the National Labor Relations Board. Such laws and regulations generally have become more stringent over time and may become more so in the future. Costs of compliance, and the impacts on us of any non-compliance, with any such laws and regulations could materially adversely affect our business, financial condition and results of operations.
There is no single U.S. government regulated definition of the term “natural” for use in the pet food industry. On November 10, 2015, the FDA requested public comments on the use of the term “natural” in the labeling of human food products. Comments were due on or before May 10, 2016. It is unclear whether the FDA will engage in rulemaking and, if so, whether any resulting regulation would impact the pet food industry.
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

Our operations are also subject to the laws of, and regulation by governmental authorities in, Canada, including the Canadian Food Inspection Agency, and provincial and local regulations; Mexico, including the Secretariat of Agriculture, Livestock, Rural Development, Fisheries and Food; Japan, including the Ministry of Agriculture, Forestry and Fisheries and the Ministry of the Environment; and comparable regulators in other countries where our products are sold.
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
Together, Invus and The Bishop Family Limited Partnership constitute a “group” that controls a majority of the voting power of our outstanding common stock. Under NASDAQ rules a listed company of which more than 50% of the voting power for the election of directors is held by another person or group of persons acting together is a “controlled company” and such a company may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements (i) that a majority of the Board of Directors consist of independent directors, (ii) to have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (iii) to have director nominations be made, or recommended to the full Board of Directors, by independent directors or by a nominations committee that is composed entirely of independent directors and to adopt a written charter or board resolution addressing the nominations process. We have elected to be treated as a “controlled company.” Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.
Invus controls us and its interests may conflict with yours in the future.
Invus beneficially owns approximately 44.7% of our common stock. Invus effectively controls us and will effectively be able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws and other significant corporate transactions for so long as Invus and its affiliates retain significant ownership of us. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as Invus continues to own a significant amount of our combined voting power, Invus will continue to be able to strongly influence or effectively control our decisions and, so long as Invus and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, it will be able to appoint individuals to our Board of Directors under the amended and restated investor rights agreement we have entered into with Invus. The interests of Invus may not coincide with the interests of other holders of our common stock.
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
We have incurred and will continue to incur increased costs, and are subject to additional regulations and requirements as a result of being a public company, and our management will be required to devote substantial time to compliance matters, which could lower our profits or make it more difficult to run our business.
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
The trading price of our common stock has been, and may continue to be, volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, and adverse publicity about our industry or individual scandals. In response, the market price of shares of our common stock could decrease significantly. You may be unable to resell your shares of common stock at or above the price you paid or at all.
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
As of December 31, 2017, we had approximately 1,302 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2017, we have 205,978 shares reserved for issuance under the Amended and Restated 2012 Stock Purchase and Option Plan of Blue Buffalo Pet Products, Inc. (the “2012 Plan”) and 7,552,780 shares reserved for issuance under the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”).
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth the location, size, use and lease expiration date of our key properties as of December 31, 2017. The majority of our properties are leased. The leases expire at various times through 2027, subject to renewal options.

Location	Approximate Square Footage	Principal Use	Owned or Leased
Joplin, Missouri	200,000	Manufacturing	Leased, expires December 2027
	215,000	Distribution/warehousing/office	Owned
Monroe, Ohio	535,000	Distribution/warehousing	Leased; expires December 2023
Bellevue, Nebraska	370,000	Distribution/warehousing	Leased; expires May 2025
Wilton, Connecticut	41,000	Corporate headquarters	Leased; expires June 2021
Phoenix, Arizona	8,600	Sales office	Leased; expires December 2018
ITEM 3. LEGAL PROCEEDINGS
We are a party to a number of pending claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims, and claims relating to our advertising and intellectual property.

We maintain general and other liability insurance; however, certain costs of defending lawsuits are not covered by or are only partially covered by insurance policies, and our insurance carriers could refuse to cover certain claims in whole or in part. We regularly evaluate our ultimate liability with respect to such claims and lawsuits. We accrue potential losses from litigation as they become probable and estimable.

We do not consider our ultimate liability with respect to any single claim or lawsuit, or the aggregate of such claims and lawsuits, to be material in relation to our consolidated financial condition, results of operations, or our cash flows taken as a whole.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NASDAQ Stock Market LLC (the “NASDAQ”) under the symbol “BUFF”.

The following table sets forth the high and low sale prices per share of our common stock on the NASDAQ for the periods indicated:

	Market Price
Fiscal Year Ended December 31, 2017	High	Low

Fourth Quarter	$33.09	$25.00
Third Quarter	28.96	21.51
Second Quarter	25.44	21.71
First Quarter	25.96	22.85

Fiscal Year Ended December 31, 2016

Fourth Quarter	$26.03	$21.60
Third Quarter	27.50	23.16
Second Quarter	27.37	22.50
First Quarter	25.98	15.19

Holders
The number of holders of record of our common stock as of February 20, 2018 was 80. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on the Company’s common stock with that of the S&P 500, the S&P 500 Consumer Staples, and the S&P MidCap 400. The period shown commences on July 22, 2015, which is the date our common stock began trading on the NASDAQ, and ends on December 31, 2017, the end of our last fiscal year. The graph assumes $100 was invested at the close of market on July 22, 2015 in the Company's common stock, the S&P 500, S&P 500 Consumer Staples, and the S&P MidCap 400, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of the Company's common stock. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

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

	Fiscal Year Ended December 31,
	2017	2016	2015	2014	2013
		(dollars in thousands, except share and per share amounts)
Statements of Income Data:
Net sales	$1,274,589	$1,149,778	$1,027,447	$917,760	$719,509
Operating income	303,239	220,922	160,115	179,003	158,626
Interest expense	11,141	14,619	15,091	13,887	20,640
Loss on extinguishment of debt	—	—	—	—	15,918
Income before income taxes	293,325	206,808	145,318	165,289	122,193
Provision for income taxes	99,796	76,567	55,930	63,358	43,957
Net income	$193,529	$130,241	$89,388	$101,931	$78,236

Basic income per common share	$0.99	$0.66	$0.46	$0.52	$0.40
Diluted income per common share	$0.97	$0.65	$0.45	$0.52	$0.40
Dividends declared and paid per common share	$—	$—	$—	$—	$—
Basic weighted average shares	196,256,128	196,363,084	195,933,800	195,735,309	195,619,943
Diluted weighted average shares	198,918,417	199,348,707	198,047,453	197,852,932	196,559,084

Balance Sheet Data (end of period):
Cash and cash equivalents	$282,223	$292,656	$224,253	$95,788	$42,874
Working capital (1)	381,348	386,346	286,483	202,243	114,622
Property, plant, and equipment, net	326,404	162,232	115,160	113,863	85,830
Total assets (2)	848,586	650,350	512,546	383,167	254,797
Total debt, including current maturities	393,914	383,137	387,097	391,057	395,017
Stockholders' equity (deficit)	299,136	146,338	9,281	(87,297)	(191,085)

Other Data:
Adjusted net income (3)	$194,800	$156,763	$122,477	$106,569	$88,930
Adjusted basic net income per common share (3)	$0.99	$0.80	$0.63	$0.54	$0.45
Adjusted diluted net income per common share (3)	$0.98	$0.79	$0.62	$0.54	$0.45
EBITDA (4)	313,540	230,122	168,285	183,863	143,994
Adjusted EBITDA (4)	319,150	275,577	221,689	193,189	162,442
Depreciation and amortization	10,514	9,200	8,170	4,860	1,286
Capital expenditures	170,970	56,345	9,556	32,948	63,507

(1)
Working capital is defined as current assets, including cash and cash equivalents, minus current liabilities. As disclosed in “Recently Issued Accounting Pronouncements,” the Company elected to early adopt ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” as of the fourth quarter of fiscal year 2015, utilizing retrospective application as permitted. Accordingly, working capital for prior years has been reclassified to conform to the new standard.

(2)	Total assets for the fiscal year ended December 31, 2014 has been reclassified to conform to the requirements of ASU 2015-17.
(3)
Adjusted net income represents net income plus loss on extinguishment of debt, public offering preparation costs, litigation expenses, and an unusual, non-recurring or one-time item (provision for legal settlement), net of tax. We present adjusted net income because our management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties, in evaluating the performance of companies in our industry. We also believe adjusted net income is useful to management, investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. Adjusted net income is not a measurement of financial performance under GAAP. It should not be considered an alternative to net income as a measure of our operating performance or any other measure of performance derived in accordance with GAAP. In addition, adjusted net income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted net income has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of adjusted net income is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.
Adjusted basic net income per common share is defined as adjusted net income divided by basic weighted average shares. Adjusted diluted net income per common share is defined as adjusted net income divided by diluted weighted average shares.

The following table provides a reconciliation of net income to adjusted net income:

	Fiscal Year Ended December 31, 2017
(dollars in thousands)	Pre-Tax	Income Taxes	After-Tax

Net income	$293,325	$99,796	$193,529
Litigation expenses (3a)	1,927	656	1,271
Adjusted net income	$295,252	$100,452	$194,800

	Fiscal Year Ended December 31, 2016
(dollars in thousands)	Pre-Tax	Income Taxes	After-Tax

Net income	$206,808	$76,567	$130,241
Public offering preparation costs (3b)	2,132	—	2,132
Litigation expenses (3a)	6,714	2,484	4,230
Litigation provision (3c)	32,000	11,840	20,160
Adjusted net income	$247,654	$90,891	$156,763

	Fiscal Year Ended December 31, 2015
(dollars in thousands)	Pre-Tax	Income Taxes	After-Tax

Net income	$145,318	$55,930	$89,388
Public offering preparation costs (3b)	8,513	1,508	7,005
Litigation expenses (3a)	10,071	3,827	6,244
Litigation provision (3c)	32,000	12,160	19,840
Adjusted net income	$195,902	$73,425	$122,477

	Fiscal Year Ended December 31, 2014
(dollars in thousands)	Pre-Tax	Income Taxes	After-Tax

Net income	$165,289	$63,358	$101,931
Public offering preparation costs (3b)	2,886	1,109	1,777
Litigation expenses (3a)	4,621	1,760	2,861
Adjusted net income	$172,796	$66,227	$106,569

	Fiscal Year Ended December 31, 2013
(dollars in thousands)	Pre-Tax	Income Taxes	After-Tax

Net income	$122,193	$43,957	$78,236
Loss on extinguishment of debt (3d)	15,918	5,921	9,997
Public offering preparation costs (3b)	1,110	413	697
Adjusted net income	$139,221	$50,291	$88,930

(3a)	Represents costs, net of insurance primarily related to the litigation with Nestlé Purina.
(3b)	Represents costs incurred in preparing for our public offerings and common stock issued to our employees.
(3c)
Represents provision related to the settlement agreements entered into in December 2015 and November 2016, respectively for our U.S. consumer class action and Nestlé Purina lawsuits. See Note 14 to our consolidated financial statements.

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
We present EBITDA and Adjusted EBITDA because our management uses these as supplemental measures in assessing our operating performance, and we believe they are helpful to investors, securities analysts and other interested parties, in evaluating the performance of companies in our industry. We also believe EBITDA and Adjusted EBITDA are useful to management, investors, securities analysts and other interested parties as measures of our comparative operating performance from period to period. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. They should not be considered as alternatives to cash flow from operating activities, as measures of liquidity, or as alternatives to net income as a measure of our operating performance or any other measures of performance derived in accordance with GAAP. In addition, EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP. Our definitions and calculations of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.

The following table provides a reconciliation of net income to adjusted EBITDA:

	Fiscal Year Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013

Net income	$193,529	$130,241	$89,388	$101,931	$78,236
Interest expense	11,141	14,619	15,091	13,887	20,640
Interest income	(1,440)	(505)	(294)	(173)	(125)
Provision for income taxes	99,796	76,567	55,930	63,358	43,957
Depreciation and amortization	10,514	9,200	8,170	4,860	1,286
EBITDA	$313,540	$230,122	$168,285	$183,863	$143,994
Loss on extinguishment of debt (4a)	—	—	—	—	15,918
Public offering preparation costs (4b)	—	2,132	8,513	2,886	1,110
Litigation expenses (4c)	1,927	6,714	10,071	4,621	—
Provision for legal settlements (4d)	—	32,000	32,000	—	—
Stock-based compensation (4e)	3,683	4,609	3,434	1,820	1,420
Adjusted EBITDA	$319,150	$275,577	$222,303	$193,190	$162,442

(4a)	Represents the loss on extinguishment of debt associated with the repricing of our senior secured credit facilities in December 2013.
(4b)	Represents costs incurred in preparing for our public offerings and common stock issued to our employees.
(4c)	Represents costs primarily related to the litigation with Nestlé Purina.
(4d)
Represents provisions related to the settlement agreements entered into in December 2015 and November 2016, respectively for our U.S. consumer class action and Nestlé Purina lawsuits. See Note 14 to our consolidated financial statements.

(4e)	Represents non-cash, stock-based compensation expense.

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

Overview

We are one of the fastest growing major pet food companies in the United States, selling dog and cat food made with whole meats, fruits and vegetables, and other high-quality, natural ingredients. BLUE is a billion dollar brand and is the #1 brand in the Wholesome Natural market segment. We develop, produce, market, and sell pet food under our five product lines: BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, and BLUE Natural Veterinary Diet. Each of our major product lines of pet food include different product types for dogs and cats, such as dry food, wet food, and treats. While we have only one reporting segment, for purposes of discussing our net sales we categorize our products as (i) Dry Foods or (ii) Wet Foods, Treats, and Other Products. Dry Foods contributed approximately 80% of our net sales for 2017, with the remaining 20% attributable to Wet Foods, Treats and Other Products.

We sell our products in the specialty channels, including eCommerce, either directly to retailers or through distributors and, beginning in the third quarter of 2017, to a limited number of select grocery and mass retailers in the FDM channel in the United States. We expect to continue to expand our distribution in the FDM channel. The specialty channels include national pet superstore chains, regional pet store chains, neighborhood pet stores, veterinary clinics and hospitals, farm and feed stores, eCommerce retailers, military outlets and hardware stores. BLUE is sold across all types of specialty retailers in the United States, Canada, Mexico, and Japan, although our sales in the veterinary channel are currently minimal. Our products were first sold in national pet superstores and a majority of our net sales is still generated from national pet superstores, PetSmart and Petco, which are our top two customers. We have experienced significant growth in our net sales to eCommerce retailers, and these sales have continued to grow faster than our net sales to national pet superstores. In fact, our net sales to national pet superstores declined in 2017 primarily due to reduced traffic trends at such stores. Despite our growth within eCommerce, we expect that our sales will continue to be concentrated in a limited number of customers due to PetSmart’s acquisition of Chewy.com (a leading pet eCommerce retailer) in the second quarter of 2017. We expect that partnering with leading grocery and mass retailers in the FDM channel will allow us to reach more pet parents and feed more pets. Notwithstanding our expansion into the FDM channel, we expect to continue to work closely with our specialty retail customers as they provide an optimal environment for us to interact with and educate pet parents and as they dedicate more shelf space to pet food, which grants consumers access to a broader range of our products. Over the last three years, we have diversified our customer base, with 52% of our net sales generated from national pet superstores (excluding Chewy.com) in 2017 as compared to 70% in 2015.

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our products are manufactured in the United States through a hybrid network of owned and contracted manufacturing facilities and distributed from owned and contracted distribution centers. In September 2014, we commenced manufacturing operations at our Joplin Dry Food Facility, which is expected to provide us with approximately half of our forecasted dry food production needs over the next several years. We are also close to completing the expansion of our internal manufacturing capabilities to provide additional dry production capacity commencing in the second half of 2018 at our Heartland Richmond Facility. The Joplin Dry Food Facility and the Heartland Richmond Facility are expected to initially provide us with approximately 60% of our dry food production needs and expand up to approximately 85% of our dry food production needs over the next several years. In addition, we recently commenced operations at our Joplin Treats Facility, which is our first treats facility and adjacent to our Joplin Dry Food Facility.

The primary market for our products is the United States, which represented approximately 96% of our net sales for 2017, 2016 and 2015, with the remaining 4%, respectively, for each of those periods attributable primarily to our operations in Canada, where we also market and sell our products. In 2017, we also had minimal net sales in Mexico, Japan and our veterinary channel. As part of our growth strategies, we intend to continue to expand our international operations to select markets.

Recent Merger Announcement
On February 22, 2018, General Mills, Inc. (“GMI”) and Blue Buffalo Pet Products, Inc. announced that they had entered into a definitive merger agreement (the “Merger Agreement”), among GMI, Blue Buffalo Pet Products, Inc. and Bravo Merger Corp. (“Merger Sub”) under which, on the terms and subject to the conditions set forth in the Merger Agreement, GMI will acquire the Company for $40.00 per common share, in cash. The transaction is expected to close in the second quarter of 2018.

In accordance with and subject to the terms of the Merger Agreement, Merger Sub will merge with and into the Registrant, with the Registrant continuing as the surviving company and as a wholly-owned subsidiary of GMI, and our common stock will be delisted from the NASDAQ Stock Market.

Completion of the Merger is subject to certain regulatory approvals and other customary closing conditions. Holders of more than 50% of the Company’s outstanding shares have approved the transaction and no other approval of the Company’s Board of Directors or shareholders is required to complete the transaction. See “Risk Factors-Risks Related to the Pending Merger” in “Part I-Item 1A. Risk Factors.”

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

•
growth of eCommerce – which has resulted in the specialty channels growing faster than the FDM channel as pet parents are attracted to the variety and premium assortment offered by retailers in the specialty channels.

Nonetheless, the pet food industry faces a number of challenges and uncertainties including:

•	the pet food industry's continued ability to innovate and meet pet parents' future needs;

•	increased promotional activity in the pet food industry;

•
despite experiencing significant growth over the past 10 years, national pet superstores recently have been experiencing significantly reduced foot traffic and increased competition from other channels, including eCommerce; and

•	new or increased regulatory requirements and scrutiny, including increased oversight by the FDA and the implementation of the Food Safety Modernization Act.

Components of our Results of Operations

Net Sales

We develop, produce, market and sell natural pet food in the specialty channels in the United States, Canada, Mexico and Japan and to select grocery and mass retailers in the FDM channel in the United States. We rely on consumer demand for our products, financial performance of our products for retailers and our position in the marketplace, rather than entering into contracts with retailers to sell our products. We enter into agreements with various distributors to distribute our products to other stores in the specialty channel that typically stock a narrower range of our products given their smaller store footprints. We recognize revenues generally upon receipt of the product by the customer. See “Critical Accounting Policies and Estimates—Revenue Recognition.” All sales are made on pre-agreed pricing terms, are not subject to contingencies and are, therefore, final.

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

Over the past three year period, our net sales growth has been driven, in part, by our growth in net sales in national pet superstores. In addition, the following trends have also helped to drive our growth in net sales over the past three years and we expect these trends to drive our growth in net sales in the near future:

•
our increased availability to a greater proportion of pet parents as we have expanded our distribution to other retailers in the specialty channels, including farm and feed stores and eCommerce retailers, and to retailers in the FDM channel;

•	our continued investment in our highly-effective marketing and brand-building; and

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

These factors have powered our growth at a faster rate than the overall pet food industry. Over the past three years, our net sales have increased at a CAGR of 12% as compared to the overall pet food industry which has increased at a CAGR of 4%, according to Euromonitor. While we expect these trends to continue to drive our growth for the near future, we believe that our growth rate will decline in the future as our scale increases.

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

We negotiate pricing and availability directly with suppliers for most ingredients in our dry foods. We also negotiate for raw materials used at our Heartland Facilities as well as for contract manufacturers. Our contract manufacturers then purchase these ingredients from suppliers approved by us based on the specifications and terms we negotiate. This has allowed us to consolidate ingredient sourcing across our manufacturing network in order to negotiate more favorable pricing on ingredients for dry foods, which make up the majority of our product portfolio. For wet foods and treats, our contract manufacturers

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

negotiate directly with suppliers approved by us and purchase ingredients directly based on our specifications. We have entered into contracts relating to the physical purchase of the majority of the main ingredients, including our meats and meals, grains, fruit, vegetables, starches and fibers. These contracts are focused primarily on ensuring availability, quality and price predictability. Depending on the nature of the ingredients, some contracts are fixed in price while others have a variable component based on a pricing formula. The length of the contracts is fixed for a period of time, typically up to a year or for a season and/or a crop year. We have increased the percentage of ingredients contracted for our dry foods from approximately 30% of our forward twelve-month needs in 2009 to approximately 90% in 2017. In 2018, under our Commodity Price Risk Management Policy we expect to contract approximately 90% of our ingredients for our forward twelve-month needs, as well as enter into fixed price and/or fixed quantity contracts for a pre-determined amount of our ingredients to reduce short-term price volatility in certain commodities. Although we do not currently engage in hedging activities, we may adopt certain hedging strategies in the future consistent with our Commodity Price Risk Management Policy. We believe these efforts will help ensure the availability and quality of our ingredients and help mitigate the impact of volatile and increasing commodity costs on our business.

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

Over the past three years, despite volatility in commodity prices and start-up costs associated with our Joplin Dry Food Facility in 2014 and our Joplin Treats Facility and Heartland Richmond Facility in 2017, we have managed our gross margin through a combination of increased prices to offset commodity cost inflation, changes in our product mix, productivity improvements, purchasing efficiencies and cost reductions in our supply chain. Historically, we have been able to pass along commodity cost increases to our customers through annual or semiannual price increases. When evaluating pricing, we consider many factors including cost of sales increases, competitive pricing strategy and the price-value equation to our consumers. In 2017, we raised prices on selected items to offset certain commodity cost increases. This resulted in a blended price increase of approximately 2% which we believe did not materially impact our sales volumes.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses primarily consist of advertising and marketing expenses, salaries and other payroll-related expenses, stock-based compensation, legal and professional fees, consulting expenses, travel expenses, depreciation and research and development costs. Selling, general and administrative expenses as a percentage of net sales has increased from 22.1% in 2015 to 22.4% in 2017, primarily driven by increased investments in advertising to support new product releases and drive greater brand awareness, investments in our strategic initiatives, and investments in our corporate infrastructure to support our large scale and growth.

In the future, we expect our selling, general and administrative expenses to grow at a slower rate than our net sales growth as we leverage our past investments. In the near term, we intend to reinvest operating efficiencies to fund our growth initiatives.

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table presents selected statement of income data expressed as a percentage of net sales:

	Fiscal Year Ended December 31,			% of Net Sales
(dollars in thousands)	2017	2016	2015	2017	2016	2015

Net sales	$1,274,589	$1,149,778	$1,027,447	100.0%	100.0%	100.0%
Cost of sales	685,501	634,095	608,616	53.8%	55.1%	59.2%
Gross profit	589,088	515,683	418,831	46.2%	44.9%	40.8%
Selling, general, and administrative expenses	285,849	262,761	226,716	22.4%	22.9%	22.1%
Provision for legal settlement	—	32,000	32,000	—%	2.8%	3.1%
Operating income	303,239	220,922	160,115	23.8%	19.2%	15.6%
Interest expense	11,141	14,619	15,091	0.9%	1.3%	1.5%
Interest income	(1,440)	(505)	(294)	(0.1)%	—%	—%
Other non-operating expense, net	213	—	—	—%	—%	—%
Income before income taxes	293,325	206,808	145,318	23.0%	18.0%	14.1%
Provision for income taxes	99,796	76,567	55,930	7.8%	6.7%	5.4%
Net income	$193,529	$130,241	$89,388	15.2%	11.3%	8.7%
Basic net income per common share	$0.99	$0.66	$0.46
Diluted net income per common share	$0.97	$0.65	$0.45

Year Ended December 31, 2017 Compared With Year Ended December 31, 2016

Net Sales
Net sales increased $124.8 million, or 10.9%, to $1,274.6 million for the year ended December 31, 2017, compared to $1,149.8 million for the year ended December 31, 2016. Volume growth accounted for 6.1 percentage points of the increase in net sales, favorable product mix contributed 4.5 percentage points, and favorable net pricing contributed 0.3 percentage point.

Net sales of Dry Foods increased $79.3 million, or 8.5%, to $1,013.5 million for the year ended December 31, 2017, compared to $934.2 million for the year ended December 31, 2016. Volume growth accounted for 5.1 percentage points of the increase in net sales of Dry Foods, favorable product mix contributed 2.0 percentage point of growth, and favorable net pricing contributed 1.4 percentage points. The strong performance of our BLUE Life Protection Formula and BLUE Wilderness product lines drove the growth in net sales of Dry Foods. The increase in net pricing was primarily driven by pricing actions taken on selected items during the first quarter of 2017.

Net Sales of Wet Foods, Treats and Other Products increased $45.5 million, or 21.1%, to $261.1 million for the year ended December 31, 2017, compared to $215.6 million for the year ended December 31, 2016. Favorable product mix accounted for 15.5 percentage points of the increase in net sales of Wet Foods, Treats and Other Products, volume growth contributed 10.2 percentage points of growth, which was partially offset by unfavorable net pricing of 4.6 percentage points. The strong performance of our

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BLUE Life Protection Formula and BLUE Wilderness product lines drove the growth in net sales of Wet Foods, Treats and Other Products. The decrease in net pricing was primarily driven by an increase in promotional activity.

Gross Profit
Gross profit increased $73.4 million, or 14.2%, to $589.1 million for the year ended December 31, 2017, compared to $515.7 million for the year ended December 31, 2016, driven primarily by increased volume. Gross margin increased to 46.2% for the year ended December 31, 2017, from 44.9% for the year ended December 31, 2016, driven primarily by supply chain efficiencies including lower input costs and favorable product mix.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $285.8 million for the year ended December 31, 2017, an increase of $23.1 million, or 8.8%, from $262.8 million for the year ended December 31, 2016. The increase is primarily due to incremental expense related to ongoing investment in advertising and marketing consistent with our strategy to invest in our brand and product lines.
Provision for Legal Settlement
There was no provision for legal settlement for the year ended December 31, 2017. Provision for legal settlement for the year ended December 31, 2016 was $32.0 million due to the settlement agreement entered into on November 2, 2016 related to the Nestlé Purina lawsuit. The legal settlement is disclosed in Note 14 to our consolidated financial statements.
Interest Expense
Interest expense decreased $3.5 million, or 23.8%, to $11.1 million for the year ended December 31, 2017, compared to $14.6 million for the year ended December 31, 2016. The decrease was primarily driven by an increase in capitalized interest expense. The capitalized interest expense related to the expansion of our internal manufacturing capabilities.
Interest Income
Interest income increased $0.9 million, or 185.1%, to $1.4 million for the year ended December 31, 2017, compared to $0.5 million for the year ended December 31, 2016. This increase was driven by higher interest rates on interest bearing demand deposit accounts.

Provision for Income Taxes
Provision for income taxes increased $23.2 million, or 30.3%, to $99.8 million for the year ended December 31, 2017, compared to $76.6 million for the year ended December 31, 2016. Our effective tax rate was 34.0% for the year ended December 31, 2017 as compared to 37.0% for the year ended December 31, 2016. The decrease in the effective rate was primarily due to the effects of stock option exercises and impact from The Tax Cuts and Job Act of 2017.

Net Income
As a result of the factors above, net income increased $63.3 million, or 48.6%, to $193.5 million for the year ended December 31, 2017, compared to $130.2 million for the year ended December 31, 2016.

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year Ended December 31, 2016 Compared With Year Ended December 31, 2015
Net Sales
Net sales increased $122.3 million, or 11.9%, to $1,149.8 million for the year ended December 31, 2016, compared to $1,027.5 million for the year ended December 31, 2015. Volume growth accounted for 8.9 percentage points of the increase in net sales, favorable net pricing of 1.6 percentage points, and a favorable product mix contributed 1.4 percentage points.
Net sales of Dry Foods increased $100.2 million, or 12.0%, to $934.2 million for the year ended December 31, 2016, compared to $834.1 million for the year ended December 31, 2015. Volume growth accounted for 9.2 percentage points of the increase in net sales of Dry Foods, favorable net pricing contributed 2.1 percentage points, and favorable product mix contributed 0.7 percentage point of growth. The strong performance of our BLUE Wilderness, BLUE Life Protection Formula, and BLUE Freedom lines drove the growth in net sales of Dry Foods. The increase in net pricing was primarily driven by pricing actions taken on selected items during the first quarter of 2016.
Net Sales of Wet Foods, Treats and Other Products increased $22.1 million, or 11.5%, to $215.6 million for the year ended December 31, 2016, compared to $193.4 million for the year ended December 31, 2015. Volume growth accounted for 7.3 percentage points of the increase in net sales of Wet Foods, Treats and Other Products, favorable product mix contributed 4.5 percentage point of growth, which was partially offset by unfavorable net pricing of 0.3 percentage points. The strong performance of our BLUE Wilderness and BLUE Life Protection Formula lines drove the growth in net sales of Wet Foods, Treats and Other Products.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $262.8 million for the year ended December 31, 2016, up $36.0 million, or 15.9%, from $226.7 million for the year ended December 31, 2015. The increase reflects $32.5 million of incremental expense related to ongoing investment in advertising and marketing ($17.7 million) consistent with our strategy to invest in our brand and product lines and investments made in strategic initiatives ($14.8 million).
Provision for Legal Settlement
Provision for legal settlement for the year ended December 31, 2016 was $32.0 million due to the settlement agreement entered into on November 2, 2016 related to the Nestlé Purina lawsuit. The provision for legal settlement for the year ended December 31, 2015 related to our U.S. class action lawsuits. Both legal settlements are disclosed in Note 14 to our consolidated financial statements.

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
Interest Income
Interest income increased $0.2 million or 71.8%, to $0.5 million for the year ended December 31, 2016, compared to $0.3 million for the year ended December 31, 2015. This increase was driven by higher average cash on hand for 2016 as compared to 2015.
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

Financial Condition, Liquidity, and Capital Resources

Overview
Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $120.0 million Revolving Facility to provide us with an additional source of liquidity but have not had to draw on our Revolving Facility. As of December 31, 2017, our cash and cash equivalents were $282.2 million compared to cash and cash equivalents as of December 31, 2016 of $292.7 million. On May 25, 2017, we entered into a new $400.0 million term facility (the "Term Facility"). A majority of the proceeds of the Term Facility were used to refinance the Old Credit Agreement (as defined below). As of December 31, 2017, we had outstanding indebtedness of $398.0 million under the term loan facilities. Pursuant to the Credit Agreement (as defined below), $1.0 million of the Term Facility must be repaid each fiscal quarter which commenced with the fiscal quarter of the Company ending September 30, 2017. Upon maturity on May 25, 2024, the remaining principal balance of $373.0 million will be due.
Our primary cash needs are for capital expenditures and working capital. Capital expenditures typically vary depending on the timing of infrastructure-related investments. We plan to make capital expenditures of approximately $90.0 million to $110.0 million in fiscal 2018, which we expect to fund from cash generated from operations. We expect the majority of expenditures in fiscal 2018 will be used to fund our multi-year program to expand our internal manufacturing capabilities.
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

driven by fluctuations in accounts receivable. As of December 31, 2017, we had working capital of $381.3 million, compared to $386.3 million as of December 31, 2016.
On July 31, 2017, the Board of Directors approved the terms of a share repurchase program, under which the Company is authorized to repurchase up to $50.0 million of its common shares. The Company financed the $50.0 million share repurchase program through its cash generated from operations and cash on hand. Based on the Company’s strong cash flow and balance sheet, this program did not impact our ability to execute our business plans, allocate capital for our capital investment projects or pursue other strategic initiatives. We completed this share repurchase program in August 2017.
We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs for the foreseeable future. If necessary, we can borrow funds under our revolving credit facility to finance our liquidity requirements, subject to customary borrowing conditions. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. Our ability to meet our operating, investing and financing needs depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control, described in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2017. In addition to these general economic and industry factors, the principal factors in determining whether our cash flows will be sufficient to meet our liquidity requirements will be our ability to provide attractive products to our customers and consumers, increase prices to offset higher commodity costs, manage production and our supply chain and improve our productivity. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. We may need to refinance all or a portion of the principal amounts outstanding under our term loan facilities on or before May 25, 2024. We expect to continually assess our performance, the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures.

Cash Flows

Cash Provided by Operating Activities
Net cash provided by operating activities was $193.9 million for the year ended December 31, 2017, compared to $127.2 million for the year ended December 31, 2016. The increases in net cash provided by operating activities was primarily driven by increased earnings and the absence of $64.0 million of payments related to settlement agreements in our U.S. consumer class action and Nestlé Purina lawsuits that occurred in the prior year.

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

Cash Used in Investing Activities

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash used in investing activities was $171.0 million for the year ended December 31, 2017, compared to $56.6 million for the year ended December 31, 2016. The increase in net cash used in investing activities was primarily driven by capital expenditures for investments made in our three-year program to expand our internal manufacturing capabilities.

Net cash used in investing activities was $56.6 million for the year ended December 31, 2016, compared to $9.6 million for the year ended December 31, 2015. The increase in net cash used in investing activities was primarily driven by capital expenditures for investments made in our three-year program to expand our internal manufacturing capabilities.
Cash Used in Financing Activities
For the year ended December 31, 2017, net cash used in financing activities was $33.5 million, compared to $2.0 million for the year ended December 31, 2016. The increase in net cash used in financing activities was primarily due to repurchases of common stock, which was partially offset by proceeds received from the issuance of new debt and the exercise of stock options.
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

Description of Indebtedness
As of December 31, 2017, our Term Facility consisted of $398.0 million of outstanding term loans maturing on May 25, 2024, and an undrawn $120.0 million Revolving Facility (which includes borrowing capacity available for letters of credit and for short-term borrowings) maturing on May 25, 2022. As of December 31, 2017, the interest rate on the term loan facilities was 3.57%.
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

and (iv) customary events of default. The Company believes it was in compliance with its financial debt covenants in the credit agreement as of December 31, 2017.
Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt (1)	$398,000	$4,000	$12,000	$8,000	$374,000
Interest on debt (2)	88,198	14,194	41,645	27,024	5,335
Operating lease obligations	35,857	6,843	17,828	8,864	2,322
Capital lease obligations	102	58	44	—	—
Finished goods minimum purchase obligations (3)	15,863	13,596	2,267	—	—
Raw material purchase obligations	456,909	333,789	123,120	—	—
Total contractual obligations	$994,987	$372,479	$196,963	$43,888	$381,657

(1) Does not reflect any excess cash flow payments.
(2) Reflects interest expense calculated using the interest rate on the term loan facilities as of December 31, 2017 of 3.57%.
(3) Reflects our estimate of the minimum co-manufacturer production commitments.
Off Balance Sheet Arrangements

During 2013, Heartland Pet Foods Manufacturing Inc., our wholly-owned subsidiary, or Heartland, and Jasper County, Missouri, or Jasper, entered into an agreement pursuant to which Jasper agreed to issue up to an aggregate principal amount of $55 million of industrial revenue bonds to purchase manufacturing equipment from Heartland, which will then be leased back to Heartland. As Heartland will become the owner of the equipment at the end of the lease term, the lease meets the requirements of a capital lease and the equipment is recorded as property, plant, and equipment on our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreements with the proceeds due from the industrial revenue bonds. As of December 31, 2017 and 2016, Jasper had issued, and Heartland had purchased, $55 million of industrial revenue bonds and Jasper had purchased from, and leased back to, Heartland certain manufacturing equipment for a corresponding amount.

In August 2016, Heartland and the City of Joplin, Missouri, or Joplin, entered into agreements by which Joplin agreed to issue up to an aggregate principal amount of approximately $83.3 million of industrial revenue bonds to purchase from Heartland the land on which Jopin Dry Food Facility resides and the land on which the Joplin Treats Facility would come to reside, and the associated buildings, structures, and fixtures, including the additional manufacturing equipment included in the Joplin Treats Facility (collectively, the “Property”), which will then be leased back to Heartland. As Heartland will become the owner of the Property at the end of the lease term, the lease meets the requirements of a capital lease and the equipment and land are recorded as property, plant and equipment our balance sheet. The

ITEM 7. BLUE BUFFALO PET PRODUCTS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company has the right and intends to set-off any obligation to make payments under the lease agreement with the amounts due under the industrial revenue bonds. As of December 31, 2017 and 2016, Joplin had issued and Heartland had purchased approximately $31.9 million and $10.8 million, respectively, of industrial revenue bonds and Joplin had purchased from, and leased back to, Heartland certain Property for a corresponding amount.
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
Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our senior secured credit facilities is variable rate debt. Interest rate changes generally do not affect the market value of our senior secured credit facilities but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. At December 31, 2017, we had variable rate debt of approximately $398 million under our senior secured credit facilities. An increase of 1% would have increased our interest expense for the year ended December 31, 2017 by approximately $4 million.
Commodity Price Risk

We use raw materials that are subject to price volatility caused by supply conditions, weather, political and economic variables and other unpredictable factors. We purchase some of our raw materials in the open market. We manage our raw material exposures by entering into contracts for our dry food ingredients and through ongoing productivity initiatives. In 2018, under our Commodity Price Risk Management Policy, we expect to contract approximately 90% of our ingredients for our forward twelve-month needs, as well as enter into fixed price and/or fixed quantity contracts for a pre-determined amount of our ingredients to reduce short term price volatility in certain commodities. Although we do not currently engage in hedging activities, we may adopt certain hedging strategies in the future consistent with our Commodity Price Risk Management Policy. If commodity price changes result in unexpected increases in raw materials, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, net sales and operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Blue Buffalo Pet Products, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Blue Buffalo Pet Products, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2012.
Stamford, Connecticut
February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Blue Buffalo Pet Products, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Blue Buffalo Pet Products, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

Stamford, Connecticut
February 26, 2018

Blue Buffalo Pet Products, Inc.
Consolidated Balance Sheets
(dollars in thousands, except for share data)

	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$282,223	$292,656
Receivables, net	150,260	115,446
Inventories	79,945	70,941
Prepaid expenses and other current assets	7,893	6,130
Total current assets	520,321	485,173

Restricted cash	781	781
Property, plant, and equipment, net	326,404	162,232
Deferred income taxes	52	1,311
Other assets	1,028	853
Total assets	$848,586	$650,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$4,000	$3,960
Accounts payable	63,979	35,238
Other current liabilities	70,994	59,629
Total current liabilities	138,973	98,827

Long-term debt	389,914	379,177
Deferred income taxes	7,095	12,660
Other long-term liabilities	13,468	13,348
Total liabilities	549,450	504,012

Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value; 150,000,000 shares authorized; none issued or outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, voting; $0.01 par value; 1,500,000,000 shares authorized; 197,615,064 and 196,524,010 shares issued at December 31, 2017 and December 31, 2016, respectively	1,976	1,965
Additional paid-in capital	81,113	71,420
Retained earnings	266,221	72,692
Accumulated other comprehensive income (loss)	(174)	261
Treasury stock, at cost: 2,092,774 and no shares at December 31, 2017 and December 31, 2016, respectively	(50,000)	—
Total stockholders' equity	299,136	146,338
Total liabilities and stockholders' equity	$848,586	$650,350

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Consolidated Statements of Income
(dollars in thousands, except for share data)

	Year Ended December 31,
	2017	2016	2015

Net sales	$1,274,589	$1,149,778	$1,027,447
Cost of sales	685,501	634,095	608,616
Gross profit	589,088	515,683	418,831
Selling, general, and administrative expenses	285,849	262,761	226,716
Provision for legal settlement	—	32,000	32,000
Operating income	303,239	220,922	160,115
Interest expense	11,141	14,619	15,091
Interest income	(1,440)	(505)	(294)
Other non-operating expense, net	213	—	—
Income before income taxes	293,325	206,808	145,318
Provision for income taxes	99,796	76,567	55,930
Net income	$193,529	$130,241	$89,388

Basic net income per common share	$0.99	$0.66	$0.46
Diluted net income per common share	$0.97	$0.65	$0.45
Basic weighted average shares	196,256,128	196,363,084	195,933,800
Diluted weighted average shares	198,918,417	199,348,746	198,047,453

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$193,529	$130,241	$89,388
Other comprehensive income (loss):
Foreign currency translation adjustment	(435)	292	(31)
Other comprehensive income (loss), before tax	(435)	292	(31)
Income tax expense on other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	(435)	292	(31)
Comprehensive income	$193,094	$130,533	$89,357

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
(dollars in thousands, except for share data)

	Common Stock					Treasury Stock
	Shares	Amount	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive income (loss)	Shares	Amount	Total
Balance at December 31, 2014	195,743,154	$1,957	$57,683	$(146,937)	$—	—	$—	$(87,297)
Other comprehensive loss	—	—	—	—	(31)	—	—	(31)
Exercise of stock options	396,010	5	2,246	—	—	—	—	2,251
Income tax benefit from exercise of stock options	—	—	1,536	—	—	—	—	1,536
Issuance of restricted stock	46,750	—	935	—	—	—	—	935
Issuance of common stock	30,682	—	614	—	—	—	—	614
Stock-based compensation expense	—	—	1,885	—	—	—	—	1,885
Net income	—	—	—	89,388	—	—	—	89,388
Balance at December 31, 2015	196,216,596	$1,962	$64,899	$(57,549)	$(31)	—	$—	$9,281
Other comprehensive loss	—	—	—	—	292	—	—	292
Exercise of stock options	275,543	3	1,912	—	—	—	—	1,915
Issuance of restricted stock awards	31,871	—	814	—	—	—	—	814
Stock-based compensation expense	—	—	3,795	—	—	—	—	3,795
Net income	—	—	—	130,241	—	—	—	130,241
Balance at December 31, 2016	196,524,010	$1,965	$71,420	$72,692	$261	—	$—	$146,338
Other comprehensive loss	—	—	—	—	(435)	—	—	(435)
Exercise of stock options	1,055,624	11	6,010	—	—	—	—	6,021
Issuance of restricted stock awards	35,430	—	815	—	—	—	—	815
Repurchases of common stock	—	—	—	—	—	2,092,774	(50,000)	(50,000)
Stock-based compensation expense	—	—	2,868	—	—			2,868
Net income	—	—	—	193,529	—			193,529
Balance at December 31, 2017	197,615,064	$1,976	$81,113	$266,221	$(174)	2,092,774	$(50,000)	$299,136

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$193,529	$130,241	$89,388
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	10,514	9,200	8,170
Amortization of debt issuance costs	354	122	122
Stock-based compensation	3,683	4,609	3,434
Deferred compensation	—	—	19
Loss on disposal of fixed assets	593	49	89
Deferred income taxes	(4,306)	11,988	(12,071)
Income tax benefit from exercise of stock options	—	—	(1,536)
Provision for class action legal settlement	—	—	32,000
Payment for class action legal settlement	—	(32,000)	—
Effect of changes in operating assets and liabilities:
Receivables	(33,611)	(35,509)	(1,487)
Inventories	(8,930)	12,493	5,140
Prepaid expenses and other assets	(1,928)	(2,109)	(1,189)
Accounts payable	27,995	4,563	(1,733)
Other liabilities	5,966	23,596	17,873
Net cash provided by operating activities	193,859	127,243	138,219
Cash flows from investing activities:
Capital expenditures	(170,970)	(56,345)	(9,556)
Restricted cash	—	(308)	—
Proceeds from the sale of fixed assets	—	15	—
Net cash used in investing activities	(170,970)	(56,638)	(9,556)
Cash flows from financing activities:
Proceeds from issuance of debt	400,000	—	—
Repayment of long-term debt	(382,147)	—	—
Repurchase of common stock	(50,000)	—	—
Payment of debt issuance costs	(4,352)	—	—
Principal payments on long-term debt	(2,990)	(3,960)	(3,960)
Income tax benefit from exercise of stock options	—	—	1,536
Proceeds from exercise of stock options	6,021	1,915	2,251
Net cash used in financing activities	(33,468)	(2,045)	(173)
Effect of exchange rate changes on cash and cash equivalents	146	(157)	(25)
Net (decrease) increase in cash and cash equivalents	(10,433)	68,403	128,465
Cash and cash equivalents at beginning of period	292,656	224,253	95,788
Cash and cash equivalents at end of period	$282,223	$292,656	$224,253

Supplemental schedule of non-cash investing activities:
Accruals related to property, plant and equipment	5,411	—	—

The accompanying notes are an integral part of the consolidated financial statements.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements

Note 1 – The Company
Blue Buffalo Pet Products, Inc. (“BBPP”, and together with its subsidiaries, the “Company,” “we,” “us,” “its,” and “our”) was incorporated in the state of Delaware in July 2012 and conducts its business exclusively through its wholly-owned operating subsidiary, Blue Buffalo Company, Ltd. (“Blue”) (formerly The Blue Buffalo Company, LLC) and its subsidiaries. Blue was formed in August 2002, and is the parent company of six wholly-owned subsidiaries: Great Plains Leasing, LLC, Heartland Pet Food Manufacturing Holding, LLC, Sierra Pet Products, LLC, Blue Buffalo Pet Products Canada, Ltd., Blue Buffalo Japan Kabushiki Kaisha, and Blue Buffalo Pet Food Co., Ltd. Additionally, Blue Buffalo Import Mexico, S. de R.L. de C.V., Blue Buffalo Mexico, S. de R.L. de C.V., Heartland Pet Food Manufacturing, Inc. and Heartland Pet Food Manufacturing Indiana, LLC are indirect wholly-owned subsidiaries of BBPP. BBPP and its subsidiaries develop, produce, market, and sell pet food under the BLUE Life Protection Formula, BLUE Wilderness, BLUE Basics, BLUE Freedom, and BLUE Natural Veterinary Diet lines. Our products are produced domestically at our Heartland Facilities and through contract manufacturers for distribution to retailers in specialty channels throughout the United States of America, Canada, Japan, and Mexico.
In July 2012, Blue formed Heartland Pet Food Manufacturing, Inc. for the purpose of commencing internal manufacturing operations to eventually supplement its contract manufacturers. Manufacturing operations commenced at our Joplin Dry Food Facility in September 2014. In April 2016, Blue formed Heartland Pet Food Manufacturing Holding, LLC for the purpose of consolidating all manufacturing entities under one holding company. In April 2016, Heartland Pet Food Manufacturing Indiana, LLC was formed for our planned internal manufacturing operations in Richmond, Indiana.

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

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consist of both interest and non-interest bearing accounts. At December 31, 2017, we had seven accounts in excess of the U.S. federal deposit insurance limit.
Receivables
Trade receivables consist of uncollateralized, non-interest bearing customer obligations due under normal trade terms. Other receivables consist primarily of reimbursable amounts due from co-manufacturers for packaging of $4.1 million and $3.8 million and income tax receivables of $5.0 million and $0.5 million at December 31, 2017 and 2016, respectively. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Past due balances are reviewed individually for collectability. As of December 31, 2017 and December 31, 2016, the allowance for doubtful accounts was $0.8 million and $0.4 million, respectively.
Receivables consisted of the following at December 31:

(dollars in thousands)	2017	2016
Trade receivables, net	$139,165	$110,873
Other receivables	11,095	4,573
Total	$150,260	$115,446

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

We are exposed to concentration of credit risk by our customers. Approximately 60% of gross trade accounts receivable at December 31, 2017 and December 31, 2016 were from two customers. In 2017 and 2016, two customers accounted for 10% or more of our consolidated net sales. Sales to these customers represented 59%, and 63% and 69% for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Net sales in the United States (“US”) for 2017, 2016, and 2015, were $1,229 million, $1,109.3 million, and $990.5 million, respectively. Net sales outside the US for 2017, 2016, and 2015, denominated in US dollars, were $45.6 million, $40.5 million, and $36.9 million, respectively. Substantially all of our long-lived assets are located in the United States.

Revenue Recognition
Revenue consists of sales to customers, net of returns, discounts, and trade promotions. Sales are recognized when persuasive evidence of an arrangement exists, the product has been shipped, when title

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Vendor Concentration
We are exposed to concentration of supplier risk with our vendors. While the Company purchases products from many different manufacturers and suppliers, approximately 43%, 41%, and 44% of the Company’s cost of sales in 2017, 2016, and 2015, respectively, were derived from products purchased from the Company’s five largest manufacturers.

Advertising
Advertising costs, including production costs of television, print, and other advertisements, are expensed as incurred, shown or distributed. Advertising costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of income and amounted to $132.3 million, $101.2 million, and $83.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Research and Development
We engage in a variety of research and development activities principally to develop new products and improve the quality of existing products. Research and development costs are expensed as incurred. Research and development costs were $11.3 million, $9.8 million, and $9.5 million for the years ended December 31, 2017, 2016, and 2015, respectively, and are primarily reported within selling, general and administrative expenses in the accompanying consolidated statements of income.
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

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Supplemental Cash Flow Information
Interest paid in cash approximated $14.3 million for the year ended December 31, 2017, and $15.0 million for the years ended December 31, 2016, and 2015, respectively. Income taxes paid in cash approximated $105.1 million, $54.5 million, and $54.9 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

Recently Adopted Accounting Standards
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

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company established an implementation team, completed an initial contract review, and identified differences in its current accounting policies that would result from the implementation of the new revenue standard. Based on the work performed to date, the Company expects to estimate and record certain variable payments, resulting from trade promotions and customer incentives, earlier than the historical accounting under Topic 605. The Company intends to adopt the above standards using the modified retrospective approach for the quarter ending March 31, 2018, by recognizing the cumulative effect of initially applying the new standard, driven predominantly by the acceleration of trade promotions and customer incentives, as a decrease to the opening balance of retained earnings, with an immaterial impact to our net income on an ongoing annual basis. The Company does not anticipate a material impact to net revenue to its Consolidated Statement of Income. The Company has evaluated the disclosure requirements under these standards and is implementing controls to support these new disclosure requirements, which will include additional disclosures of disaggregated net sales.
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

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 is effective for our fiscal year beginning January1, 2019. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material effect on its consolidated financial statements.
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
Note 3 – Inventories

Inventories consisted of the following at December 31:

(dollars in thousands)	2017	2016
Finished goods	$76,606	$67,187
Work in process	213	286
Raw materials	2,104	2,346
Packaging and supplies	1,022	1,122
Total	$79,945	$70,941

As of December 31, 2017 and 2016, our inventory reserves were primarily for excess finished goods and packaging which totaled $5.1 million and $3.0 million, respectively.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4 – Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31:

(dollars in thousands)	2017	2016
Buildings	$59,314	$59,314
Machinery and equipment	52,383	49,079
Computer software	17,635	14,849
Computer equipment	4,855	4,599
Furniture and fixtures	1,876	1,772
Leasehold improvements	1,590	1,477
Land improvements	493	493
Land	395	401
Buildings improvements	613	189
Construction in progress	219,234	53,891
	358,388	186,064
Accumulated depreciation and amortization	(31,984)	(23,832)
Total	$326,404	$162,232

Depreciation and amortization expense was approximately $10.5 million, $9.2 million, and $8.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

During 2013, Heartland and Jasper County, Missouri ("Jasper") entered into an agreement pursuant to which Jasper agreed to issue up to an aggregate principal amount of $55.0 million of industrial revenue bonds ("Bonds") to be purchased by Heartland. As noted below, Jasper issued the bonds and used the proceeds from the Bonds to purchase manufacturing equipment from Heartland, which was then leased back to Heartland. As Heartland will become the owner of the equipment at the end of the lease term, the lease meets the requirements of a capital lease and the equipment is being recorded as property, plant, and equipment. The Company has the right and intends to set-off any obligation to make payments under the lease agreements with the proceeds due from the Bonds. As of December 31, 2017 and 2016 Jasper had issued, and Heartland had purchased, $55.0 million, of industrial revenue bonds and Jasper had purchased from, and leased back to, Heartland certain manufacturing equipment for a corresponding amount.
In August 2016, Heartland and the City of Joplin, Missouri, or Joplin, entered into agreements by which Joplin agreed to issue up to an aggregate principal amount of approximately $83.3 million of industrial revenue bonds to purchase from Heartland the land on which the current Joplin Dry Food Facility resides and the land on which the Jopin Treats Facility would come to reside, and the associated buildings, structures, and fixtures, including the additional manufacturing equipment included in the Joplin Treats Facility (collectively, the “Property”), which will then be leased back to Heartland. As Heartland will become the owner of the Property at the end of the lease term, the lease meets the requirements of a capital lease and the equipment and land are recorded as property, plant and equipment our balance sheet. The Company has the right and intends to set-off any obligation to make payments under the lease agreement with the amounts due under the industrial revenue bonds. As of December 31, 2017 and 2016, Joplin had issued and Heartland had purchased approximately $31.9 million and $10.8 million,

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

respectively, of industrial revenue bonds and Joplin had purchased from, and leased back to, Heartland certain Property for a corresponding amount.
Note 5 – Long-term Debt

Long-term debt consisted of the following at December 31:

(dollars in thousands)	2017	2016
Term loan	$393,914	$383,137
Less current maturities	(4,000)	(3,960)
Total long-term debt	$389,914	$379,177
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
Interest under the Revolving Facility and the Term Facility is payable, at the Company’s option, either at a base rate (subject to a floor of 0.00% and based on the highest of the prime rate, the overnight federal funds rate plus 1/2 of 1.00% and the one-month LIBOR rate plus 1.00%) plus an applicable margin of 1.00% per annum or a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin of 2.00% per annum. The interest payment dates of the loans are dependent on the duration of the interest periods for the types of loans selected by the Company and are set forth in the Credit Agreement. Such applicable margins will be reduced by 0.25%, in each case, if (i) the Company’s Consolidated First Lien Gross Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 1.00 to 1.00 or (ii) the Company maintains credit rating equal to or higher than Baa3 from Moody’s and BBB- from S&P.
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

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Termination of Old Credit Agreement
On May 25, 2017, in connection with the closing of the Credit Agreement, the Company repaid in full approximately $382.0 million of borrowings under the Credit Agreement, dated as of August 8, 2012, by and among Blue Pet Products, Inc., Blue Buffalo Company, Ltd., the lenders from time to time party thereto and Citibank, N.A as administrative agent (as amended from time to time, the “Old Credit Agreement”). The credit facilities and related agreements and documents under the Old Credit Agreement were terminated and amounts due and payable thereunder were repaid upon the effectiveness of the Credit Agreement.
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
At December 31, 2017, we had a carrying value of $393.9 million of term loan borrowings (fair value of $395.4 million) at an effective interest rate of 3.72% and no outstanding borrowings under the Revolving Facility. At December 31, 2016, the Company had $383.1 million of term loan borrowings (fair value of $386.5 million) at an effective interest rate of 3.79% and no outstanding borrowings under the revolving credit facility.
During the years ended December 31, 2017, 2016, and 2015, the Company incurred total interest expense of $14.5 million, $15.0 million and $15.1 million. During the years ended December 31, 2017 and 2016 the Company capitalized $3.4 million and $0.4 million of interest expense, respectively, related to the expansion of our internal manufacturing capabilities. No interest expense was capitalized during the year ended December 31, 2015.
The Credit Agreement contains other customary terms, including (i) representations and warranties, (ii) affirmative covenants, (iii) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and a financial covenant to maintain a certain Consolidated First Lien Net Leverage Ratio as set forth in the Credit Agreement, and (iv) customary events of default. The Company believes it was in compliance with its financial debt covenants in the Credit Agreement as of December 31, 2017.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6 – Other Current Liabilities

Other current liabilities consisted of the following at December 31:

(dollars in thousands)	2017	2016
Trade promotions	$25,146	$18,658
Accrued bonuses	11,196	12,951
Accrued capital expenditures	5,411	—
Accrued inventory in transit	2,921	5,278
Accrued media	1,287	10,109
Other current liabilities	25,033	12,633
Total	$70,994	$59,629
Note 7 - Income Taxes

The provision for income taxes consisted of the following:

	For the years ended
(dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Current tax provision:
Federal	$91,762	$57,605	$60,826
State	12,274	6,933	7,164
Foreign	66	41	11
Total current provision	104,102	64,579	68,001

Deferred tax provision:
Federal	(6,833)	9,391	(9,855)
State	2,532	2,644	(2,216)
Foreign	(5)	(47)	—
Total deferred (benefit) provision	(4,306)	11,988	(12,071)
Total provision	$99,796	$76,567	$55,930

Components of income (loss) before income taxes are as follows:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015

United States	$298,994	$211,419	$147,427
Foreign	(5,669)	(4,611)	(2,109)
Total income before income taxes	$293,325	$206,808	$145,318

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the federal statutory rate to our effective rate is as follows:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.4	3.3	2.5
Non-deductible expenses	0.3	0.7	2.0
Domestic manufacturing deduction	(1.6)	(1.4)	(1.3)
Unrecognized tax benefits	1.3	0.5	0.8
Valuation allowance	—	0.5	0.5
Stock option exercises	(2.6)	(0.7)	—
Impact of Tax Act	(1.8)	—	—
Other	—	(0.9)	(1.0)
Total	34.0%	37.0%	38.5%

The Company and its subsidiaries file income tax returns in the United States and various state and local, and foreign jurisdictions.
In the normal course of business, the Company is subject to examination by taxing authorities and as of December 31, 2017, the Company's 2012 through 2013 income tax returns were being audited by the Internal Revenue Service ("IRS”). There are also various state tax examinations in progress primarily attributable to state nexus matters relating to prior year amended tax returns which have been considered in the Company’s position for uncertain tax benefits. In general, tax years 2011 through 2017 are subject to an examination for U.S. Federal and tax years 2011 through 2017 for some state and local taxing jurisdictions.
As of December 31, 2017, 2016, and 2015 the liability for income taxes associated with uncertain tax positions was $12.4 million, $9.7 million, and $8.7 million, respectively, which if recognized, would affect our effective tax rate. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (which excludes federal benefits of state taxes, interest, and penalties):

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

(dollars in thousands)
Balance at December 31, 2014	$7,518
Increases in uncertain tax benefits as a result of tax positions taken in the current year	1,845
Decreases in uncertain tax benefits from a lapse of applicable statute of limitations	(156)
Balance at December 31, 2015	$9,207
Increases in uncertain tax benefits as a result of tax positions taken in a prior year	287
Increases in uncertain tax benefits as a result of tax positions taken in the current year	1,367
Decreases in uncertain tax benefits from a lapse of applicable statute of limitations	(233)
Decreases in uncertain tax benefits as a result of tax positions taken in a prior year	(2,028)
Balance at December 31, 2016	$8,600
Increases in uncertain tax benefits as a result of tax positions taken in a prior year	1,013
Increases in uncertain tax benefits as a result of tax positions taken in the current year	545
Decreases in uncertain tax benefits from a lapse of applicable statute of limitations	(739)
Decreases in uncertain tax benefits as a result of tax positions taken in a prior year	(93)
Balance at December 31, 2017	$9,326
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2017 and 2016, the Company recorded approximately $0.2 million and $0.8 million, respectively, of interest and $1.1 million and $0.4 million, respectively, of penalties related to its unrecognized tax benefits.

Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by approximately $0.1 million within twelve months after the year ended December 31, 2017.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 31, 2017	December 31, 2016
Deferred tax assets:
Inventories	$2,010	$1,440
Accrued liabilities	249	413
Stock-based compensation	1,587	2,544
Long-term incentive plan	849	1,600
State net operating loss carryforwards	317	1,509
Foreign net operating loss carryforwards	2,740	1,380
State tax credits	1,514	1,447
Federal benefit related to uncertain tax positions	1,922	2,724
Other	664	1,057
Deferred tax assets, gross	11,852	14,114
Valuation allowance	(3,489)	(1,772)
Total deferred tax assets, net	8,363	12,342

Deferred tax liabilities:
Property, plant, and equipment	(14,910)	(22,173)
Other	(496)	(1,518)
Total deferred tax liabilities	(15,406)	(23,691)

Net deferred tax liabilities	$(7,043)	$(11,349)

As of December 31, 2017, the Company has Missouri state NOLs of $0.2 million and Connecticut NOLs of $4.7 million; these NOLs begin to expire in 2034, 2027, respectively. The Company also has Connecticut research and development tax credit carryforwards of approximately $0.3 million as of December 31, 2017; these credits will begin to expire in 2026. As of December 31, 2017 the Company has Japan NOLs of $7.8 million, Mexico NOLs of $2.8 million and Canada NOLs of $0.1 million; these NOLs will begin to expire in 2024, 2024 and 2034, respectively.

As of December 31, 2017, the Company had a valuation allowance of $3.5 million to reduce our deferred tax assets to an amount more likely than not to be realized. This valuation allowance relates to state tax credits and foreign net operating losses. In evaluating the Company’s ability to realize its deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management also considers the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowance. There was a $1.8 million valuation allowance recorded as of December 31, 2016.

The Company has not provided deferred taxes on undistributed earnings from its foreign subsidiaries, as the Company anticipates that these earnings will be reinvested indefinitely. The Company does not

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

currently plan to initiate any action that would result in these earnings being repatriated to fund its U.S. operations.

On December 22, 2017 President Donald Trump signed into law The Tax Cuts and Job Act of 2017 (“Tax Act”). The legislation created many changes in the current tax law. However; the key areas that are expected to impact the Company include: the reduction in the Federal tax rate to 21% effective January 1, 2018, the removal of the Domestic Activities Production Deduction (“DPAD”) effective January 1, 2018, the deemed repatriation of foreign unremitted earnings, and the allowance for 100% bonus depreciation for fixed assets placed in service after September 27, 2017. The Company has revalued its deferred tax liability as of December 31, 2017, and determined that the liability will be reduced by about $5.4 million. This adjustment has been included in tax expense for the period ending December 31, 2017, and impacted the rate by about (1.8%). The Company has also looked at its cumulative foreign earnings in its various subsidiaries and determined that at this time the impact of the deemed repatriation of foreign unremitted earnings is immaterial. Going forward the Company anticipates that the increase in bonus depreciation, removal of DPAD and decrease in the Federal tax rate will impact the company’s tax expense and effective tax rate. The Company expects additional guidance to be issued with respect to the Tax Act in future periods, however, such guidance is not expected to have a material impact on the provisional amount recorded for the year ended December 31, 2017. The Company will continue to monitor such clarifying guidance as issued and reassess the potential impact as necessary in future periods.

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

At December 31, 2017 and December 31, 2016, we had approximately $255.1 million and $270.9 million, respectively, of cash invested in interest bearing demand deposit accounts and money market deposit accounts which were included in cash and cash equivalents on the accompanying consolidated balance sheets (Level 1).

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred. There were no transfers in or out of Level 1, 2, or 3 during the years ended December 31, 2017 and 2016.

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

As of December 31, 2017, the carrying value of the Company’s outstanding borrowings under the credit facility was approximately $393.9 million as compared to a fair value of $395.4 million (Level 2). As of December 31, 2016, the carrying value of the Company’s outstanding borrowings under the credit facility was approximately $383.1 million as compared to a fair value of $386.5 million (Level 2). The estimated fair value of the Company’s debt was based primarily on reported market values, recently completed market transactions and estimates based upon interest rates, maturities, and credit risk.

Note 9 – Employee Benefit Plans

The Company sponsors a defined contribution plan. This plan covers employees who are at least 18 years of age and have completed a 6-month time period of employment. Employees are eligible to participate in the plan on the first day of the plan year month coinciding with the date in which the employee satisfies the eligibility requirements. The plan provides for the option of employee contributions up to statutory limits, of which we match up to 4% of the employees contributions, at a rate of 100% on the first 3% and 50% on the next 2%. Company contributions to the plan totaled approximately $1.0 million for each of the years ended December 31, 2017, 2016, and 2015.

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

As of December 31, 2017, the total amount of the Company's authorized common and preferred stock consisted of 1,500,000,000 and 150,000,000 shares, respectively. As of December 31, 2017, shares of common stock that were issued and outstanding were 197,615,064 and 195,522,290, respectively. There were no shares of preferred stock issued or outstanding as of December 31, 2017.

Treasury Stock

On July 31, 2017, the Board of Directors approved the terms of a share repurchase program, under which the Company was authorized to repurchase up to $50 million of its common shares. This authority was

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

primarily used to offset dilution caused by the issuance and exercise of stock options and other equity compensation programs. The Company repurchased shares through open market purchases in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934. Purchases were made at times and prices considered appropriate by management. Repurchased common stock is available for use in connection with the Company's stock plans and for other corporate purposes. Based on the Company’s strong cash flow and balance sheet, this program did not impact our ability to execute our business plans, allocate capital for our capital investment projects or pursue other strategic initiatives. The Company financed the share repurchase program through its operating cash flow and cash on hand.

During August 2017, the Company repurchased approximately 2.1 million shares of its common stock through open market purchases at an average price of $23.89, and a total cost of $50.0 million, including broker's commissions. As of December 31, 2017, the share repurchase program was fully executed.

The repurchase of these shares by the Company was accounted for under the cost method. The share repurchases were recorded as "Treasury stock, at cost" on the Consolidated Balance Sheets.

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

On March 4, 2013, the Plan was amended to increase the maximum number of shares of stock available under the Plan by 210,000 shares to 14,242,061 shares (the “Amended Plan”). As of December 31, 2017, there were 5,230,642 shares of common stock reserved under the Amended Plan. As of December 31, 2017, the maximum number of shares available for grant under the Amended Plan was 205,978.

In July 2015, the Board of Directors adopted and our shareholders approved the Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan (“2015 Plan”). The 2015 Plan provides that the total number of shares of common stock that may be issued under our 2015 Plan is 8,400,000. The 2015 Plan provides for the grant of stock options (ISOs and non-qualified), SARs, restricted stock awards (RSAs), restricted stock units (RSUs), performance units, performance-based stock awards, dividend equivalent rights and other stock-based incentive awards. As of December 31, 2017, the Company has granted 114,051 RSAs, 157,792 RSUs, and 574,187 stock options under the 2015 Plan. As of December 31, 2017, the maximum number of shares available for grant under the 2015 Plan was 7,552,780.

Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. Stock options granted under the 2012 plan are subject to pro-rata vesting and grants under the 2015 Plan are subject to cliff vesting. The fair value of stock options is expensed on a straight-line basis over the vesting period.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

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

The following are the weighted-average assumptions used for grants issued:

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015

Volatility	30.68%	32.58%	23.85%
Risk-free interest rate	1.93%	1.23%	1.88%
Expected term (years)	5	5	6.5
Dividend yield	—	—	—
Grant-date fair value	$7.00	$7.81	$5.74

The following table summarizes stock option activity during the year and also presents stock options outstanding and exercisable as of December 31, 2017 (dollars in millions, except for per share data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2016	4,248,156	$7.21
Granted	383,887	$23.00
Exercised	(1,055,624)	$5.71
Forfeited	(117,245)	$15.99
Expired	(42,641)	$10.73
Outstanding, December 31, 2017	3,416,533	$9.09	3.58	$81.1
Exercisable, December 31, 2017	2,727,179	$5.83	2.35	$73.6

During 2017, the Company granted 184,752 ISOs and 199,135 nonqualified stock options. The intrinsic value of options exercised during 2017, 2016, and 2015, was $22.1 million, $4.6 million, and $5.5 million, respectively. In accordance with the early adoption of ASU 2016-09, the Company recorded $1.5 million of excess tax benefits from the exercise of stock options to our provision for income taxes during 2016. Under the previous guidance, the Company recorded $1.5 million of excess tax benefits from the exercise of stock options to additional paid-in capital during the year ended December 31, 2015.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Restricted Stock
The following table summarizes RSA and RSU activity for the year ended December 31, 2017:

	RSAs		RSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	—	$—	61,861	$25.45
Granted	35,430	$23.00	106,609	$23.00
Vested	(35,430)	$23.00	(1,220)	$24.58
Forfeited	—	$—	(9,458)	$24.44
Outstanding at December 31, 2017	—	$—	157,792	$23.86
During the year ended December 31, 2017, members of the Company's Board of Directors received a fully-vested grant of 35,430 RSAs with a three-year holding restriction under the 2015 Plan. The total fair value of these RSAs on the date of grant was $0.8 million, of which the full amount was recognized as a component of stock-based compensation expense during the year ended December 31, 2017.
During the year ended December 31, 2017, the Company granted 106,609 RSUs under the 2015 Plan to its employees. The stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. RSUs have a three-year cliff vesting term. The total fair value of these restricted stock units on the date of grant was $2.5 million, which will be recognized as a component of stock-based compensation expense and amortized on a straight-line basis over the three-year vesting term.
Stock-based Compensation Expense
Unrecognized stock-based compensation related to outstanding unvested stock options and restricted stock units is expected to be recognized in the Company’s statements of income as follows (by fiscal year):

(dollars in thousands)
2018	$2,819
2019	1,974
2020	457
Total	$5,250

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12 - Earnings Per Share
The details of the computation of basic and diluted earnings per common share are as follows:

	Twelve months ended December 31,
	2017	2016	2015
(dollars in thousands, except for share data)
Net income	$193,529	$130,241	$89,388

Basic weighted average number of shares outstanding	196,256,128	196,363,084	195,933,800
Dilutive effect of stock options and RSUs	2,662,289	2,985,662	2,113,653
Diluted weighted average number of shares outstanding	198,918,417	199,348,746	198,047,453

Basic net income per common share	$0.99	$0.66	$0.46
Diluted net income per common share	$0.97	$0.65	$0.45
Anti-dilutive shares excluded from diluted earnings per share computation	512,684	275,194	49,795

Note 13 - Lease Commitments

The Company leases various facilities, vehicles, and equipment under operating leases with terms expiring at various times through 2025. Rent expense under operating leases was approximately $5.8 million, $5.3 million, and $5.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Future minimum annual rental commitments under non-cancellable operating leases as of December 31, 2017 were as follows:

Total non-cancellable leases
(dollars in thousands)
Year
2018	$6,843
2019	6,676
2020	6,029
2021	5,123
Thereafter	11,186
Total	$35,857

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14 - Commitments and Contingencies

Purchase Commitments
The Company enters into contracts with a network of contract manufacturers that require them to provide us with specific finished products and provide for minimum production commitments. Most of our agreements with our contract manufacturers expire in 2018 and will thereafter be automatically renewed for consecutive one-year terms until notice of non-renewal is given. The Company also enters into contracts for the purchase of several of its main ingredients. Such contracts call for minimum purchase requirements and typically cover one year or one crop season and are renewed annually.

The following table summarizes our future minimum purchase commitments as of December 31, 2017:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(dollars in thousands)
Finished goods minimum purchase obligations	$15,863	$13,596	$2,267	$—	$—
Raw material purchase obligations	456,909	333,789	123,120	—	—
Total contractual obligations	$472,772	$347,385	$125,387	$—	$—

Litigation & Settlements

We are a party to a number of pending claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims, and claims relating to our advertising and intellectual property.

We maintain general and other liability insurance; however, certain costs of defending lawsuits are not covered by or are only partially covered by insurance policies, and our insurance carriers could refuse to cover certain claims in whole or in part. We regularly evaluate our ultimate liability with respect to such claims and lawsuits. We accrue potential losses from litigation as they become probable and estimable.

We do not consider our ultimate liability with respect to any single claim or lawsuit, or the aggregate of such claims and lawsuits, to be material in relation to our consolidated financial condition, results of operations, or our cash flows taken as a whole.
Nestlé Purina and Related Litigations
On November 2, 2016, we entered into a settlement agreement with Nestlé Purina Petcare Company (“Nestlé Purina”) pursuant to which we paid Nestlé Purina $32.0 million, each party dismissed all of its claims and counterclaims against the other, including claims raised in the parties’ longstanding litigation in the United States District Court for the Eastern District of Missouri, with prejudice, and we dismissed, with prejudice, our claims against Nestlé Purina’s advertising and public relations agencies (the “Nestlé Purina Settlement”).

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

On December 9, 2015, we entered into a settlement agreement to resolve thirteen consolidated class action lawsuits in the U.S. (the “Class Action Settlement”). Under the terms of the Class Action Settlement, we agreed to pay $32.0 million into a settlement fund, and on January 8, 2016, we paid this $32.0 million into an escrow account pending final court approval. Attorneys’ fees awarded by the court and all costs of notice and claims administration were paid from the settlement fund.
Note 15 - Related Parties
Invus Partners, LLC, which as of December 31, 2017, beneficially owned 44.7% of the Company's outstanding common stock, and held $19.6 million and $19.8 million of the Company's outstanding debt under the Term Facility and Amended Facility on December 31, 2017 and 2016, respectively. Several of the members of the Company's Board of Directors ("BOD") are members of Invus Partners, LLC, as well as managing directors and officers of the general partner of the Company's majority shareholder and managing directors and officers of an investment advisor to the Company's majority shareholder.
In addition, Kunkemueller Enterprises LP, which is owned in part by the wife of one of the members of our BOD, held $1.5 million and $1.4 million of the Company's debt under the Term Facility and Amended Facility on December 31, 2017 and 2016, respectively.

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16 - Unaudited Quarterly Financial Data
The unaudited summarized financial data by quarter for the years ended December 31, 2017 and 2016 is presented in the table below:

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2017:
Net sales	$301,951	$294,831	$340,845	$336,963
Gross profit	138,675	137,737	160,817	151,859
Selling, general, and administrative expenses	66,311	69,423	75,188	75,049
Operating income	72,364	68,314	85,629	76,810
Net income	44,090	42,682	53,137	53,620
Basic net income per common share	$0.22	$0.22	$0.27	$0.27
Diluted net income per common share	$0.22	$0.21	$0.27	$0.27
Basic weighted average shares	196,621,906	196,994,210	196,121,691	195,302,613
Diluted weighted average shares	199,524,913	199,618,809	198,659,459	197,889,189

2016:
Net sales	$279,836	$286,850	$287,996	$295,096
Gross profit	123,232	127,303	133,209	131,939
Selling, general, and administrative expenses	59,756	65,600	65,493	71,912
Operating income	63,476	61,703	35,716	60,027
Net income	37,333	36,624	21,482	34,802
Basic net income per common share	$0.19	$0.19	$0.11	$0.18
Diluted net income per common share	$0.19	$0.18	$0.11	$0.17
Basic weighted average shares	196,217,311	196,270,119	196,445,684	196,516,632
Diluted weighted average shares	198,160,465	198,441,315	199,452,308	199,446,875

Blue Buffalo Pet Products, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17 - Subsequent Events

Proposed Merger with General Mills, Inc.

On February 22, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among General Mills, Inc. (“GMI”), the Company and Bravo Merger Corp. (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Registrant (the “Merger”), with the Registrant continuing as the surviving company in the Merger and a wholly-owned subsidiary of GMI. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger (other than shares of the Company’s common stock held by GMI, Merger Sub or any other wholly-owned subsidiary of GMI, shares owned by the Company (including shares held in treasury) or any of its wholly-owned subsidiaries, and shares owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted into the right to receive $40.00 per share in cash, without interest.

Completion of the Merger is subject to certain conditions, including the satisfaction of certain regulatory approvals and other customary closing conditions. Holders of more than 50% of the Company’s outstanding shares have approved the transaction and no other approval of the Company’s Board of Directors or shareholders is required to complete the transaction. The parties expect to close the transaction in the second quarter of 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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
Management, with the participation of our Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
Our internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, as stated in their attestation report, which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the definitive proxy statement relating to our 2018 Annual Meeting of Stockholders. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the definitive proxy statement relating to our 2018 Annual Meeting of Stockholders. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information with respect to shares of our common stock that may be issued under our existing equity compensation plans, as of December 31, 2017:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
Amended and Restated 2012 Stock Purchase and Option Plan of Blue Buffalo Pet Products, Inc.	2,842,346	(1)	$6.12	205,978
Blue Buffalo Pet Products, Inc. 2015 Omnibus Incentive Plan	731,979	(2)	$23.83	7,552,780
Equity compensation plans not approved by security holders	—		N/A	—
Total	3,574,325			7,758,758

(1) Consists of 2,842,346 stock options.
(2) Consists of 157,792 restricted stock units and 574,187 stock options.

The remaining information required by this item is incorporated herein by reference to the definitive proxy statement relating to our 2018 Annual Meeting of Stockholders. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to our 2018 Annual Meeting of Stockholders. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to our 2018 Annual Meeting of Stockholders. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(B)	Exhibits:

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of Blue Buffalo Pet Products, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 27, 2015).
3.2	Amended and Restated Bylaws of Blue Buffalo Pet Products, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 27, 2015).
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

10.12**
Credit Agreement dated May 25, 2017 among Blue Pet Products, Inc., the Lenders from time to time parties thereto, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Citibank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2017).

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

Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William Bishop, Jr.	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 26, 2018
William Bishop, Jr.		Date
/s/ Michael Nathenson	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2018
Michael Nathenson		Date
/s/ William Bishop	Non-Executive Chairman of the Board and Director	February 26, 2018
William Bishop		Date
/s/ Raymond Debbane	Director	February 26, 2018
Raymond Debbane		Date
/s/ Philippe Amouyal	Director	February 26, 2018
Philippe Amouyal		Date
/s/ Evren Bilimer	Director	February 26, 2018
Evren Bilimer		Date
/s/ Aflalo Guimaraes	Director	February 26, 2018
Aflalo Guimaraes		Date
/s/ Michael A. Eck	Director	February 26, 2018
Michael A. Eck		Date
/s/ Frances Frei	Director	February 26, 2018
Frances Frei		Date
/s/ Amy Schulman	Director	February 26, 2018
Amy Schulman		Date